Form 10-Q
period 1995-01-31
WESTVACO CORP
filed 1995-03-16
CIK 106498

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934





For The First Quarter Ended                           Commission File Number
      January 31, 1995                                         1-3013




                          WESTVACO CORPORATION

               299 Park Avenue, New York, New York  10171
                      Telephone Number 212-688-5000



        Delaware                                13-1466285
(State of Incorporation)             (I.R.S. Employer Identification No.)








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days.  YES   X    NO



At January 31, 1995, the latest practicable date, there were 67,283,993 shares outstanding of Common Stock, $5 par value.

                          WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies



                           INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                           Page No.

Item 1.  Financial Statements:
   Consolidated Statement of Income for the three
   months ended January 31, 1995 and 1994                  2

   Consolidated Balance Sheet as of January 31, 1995
   and October 31, 1994                                    3

   Consolidated Statement of Cash Flows for the
   three months ended January 31, 1995 and 1994            4

   Notes to Consolidated Financial Statements              5 - 6

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations           7 - 9



PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
   Holders                                                 9 - 10

Item 6.  Exhibits and Reports on Form 8-K                  10



SIGNATURES                                                 11


OMITTED FINANCIAL STATEMENTS

Financial statements of a 50%-owned company, accounted for by the equity method, have been omitted because the company does not constitute a "significant subsidiary".

                          WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies

                     PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                    CONSOLIDATED STATEMENT OF INCOME
                               [Unaudited]



In thousands, except per share data

                                                 Three Months Ended
                                                     January 31
                                                 1995           1994

Sales                                          $741,675      $577,254
Other income                                      8,194         7,681
                                                749,869       584,935

Cost of products sold (excludes
 depreciation shown below)                      535,963       431,137
Selling, research and administrative expenses    51,054        48,724
Depreciation and amortization                    56,024        53,384
Interest expense                                 26,111        26,873
                                                669,152       560,118

Income before taxes                              80,717        24,817

Income taxes                                     31,400         9,000

Net income                                     $ 49,317      $ 15,817

Average number of common shares outstanding      67,214        66,937

Net income per share of common stock               $.73          $.24

Cash dividends per share of common stock           $.27 1/2      $.27 1/2


The accompanying notes are an integral part of these financial statements.

                         WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies


                      CONSOLIDATED BALANCE SHEET


In thousands
                                               January 31   October 31
                                                  1995         1994
                                               [Unaudited]
ASSETS
Cash and marketable securities                $   68,873   $   75,003
Receivables                                      292,027      269,403
Inventories                                      245,409      236,041
Prepaid expenses                                  56,340       50,106
    Current assets                               662,649      630,553

Plant and timberlands:
  Machinery                                    3,969,344    3,950,692
  Buildings                                      527,001      526,876
  Other property, including plant land           187,866      186,757
                                               4,684,211    4,664,325
  Less: accumulated depreciation               2,013,252    1,964,285
                                               2,670,959    2,700,040
  Timberlands - net                              235,586      237,199
  Construction in progress                       149,600      126,112
                                               3,056,145    3,063,351

Other assets                                     301,936      289,089
                                              $4,020,730   $3,982,993

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses         $  295,641   $  302,569
Notes payable and current maturities of
 long-term obligations                            25,547       41,640
Income taxes                                      30,865       17,357
    Current liabilities                          352,053      361,566

Long-term obligations                          1,233,439    1,234,300
Deferred income taxes                            539,271      525,112
Shareholders' equity:
  Common stock, $5 par, at stated value
   shares authorized: 200,000,000
   shares issued: 67,740,588 (1994-67,597,227)   555,400      551,265
  Retained income                              1,354,819    1,323,982
  Common stock in treasury, at cost
   shares held: 456,595 (1994-430,409)           (14,252)     (13,232)
                                               1,895,967    1,862,015
                                              $4,020,730   $3,982,993


The accompanying notes are an integral part of these financial statements.

                         WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies


                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              [Unaudited]

In thousands
                                                              Three Months
                                                                  Ended
                                                               January 31
                                                             1995      1994
Cash flows from operating activities:
  Net income                                               $ 49,317 $ 15,817
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation and amortization              56,024   53,384
    Provision for deferred income taxes                      14,104    6,248
    Gains on sales of plant and timberlands                  (4,338) (10,653)
    Pension credits and other employee benefits              (5,935)  (8,429)
    Foreign currency translation (gains) losses              (1,573)   5,217
  Changes in assets and liabilities:
   (Increase) decrease in receivables                       (22,485)  11,968
    Increase in inventories                                  (9,251) (12,156)
    Increase in prepaid expenses                             (6,180)  (4,551)
    Decrease in accounts payable and
      accrued expenses                                       (7,127) (19,361)
    Increase in income taxes payable                         13,475      356
  Other, net                                                 (1,546)  (1,212)
      Net cash provided by operating activities              74,485   36,628

Cash flows from investing activities:
  Additions to plant and timberlands                        (52,974) (63,452)
  Proceeds from sales of plant and timberlands                6,288   11,496
  Other, net                                                   (211)    (460)
      Net cash used in investing activities                 (46,897) (52,416)

Cash flows from financing activities:
  Proceeds from issuance of common stock                      3,082    4,573
  Proceeds from issuance of debt                             18,734   49,851
  Dividends paid                                            (18,480) (18,398)
  Repayment of notes payable and long-term
    obligations                                             (38,202) (21,677)
      Net cash (used in) provided by financing activities   (34,866)  14,349

Effect of exchange rate changes on cash                       1,148   (4,945)

  Decrease in cash and marketable securities                 (6,130)  (6,384)

Cash and marketable securities:
  At beginning of period                                     75,003   56,559
  At end of period                                         $ 68,873 $ 50,175


The accompanying notes are an integral part of these financial statements.

                         WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              [Unaudited]




1. Statement of Information Furnished
The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of January 31, 1995 and the results of operations and its cash flows for the three months ended January 31, 1995 and 1994. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 1994 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the company's 1994 Annual Report on Form 10-K.


2. Current Assets
Marketable securities of $49,077,000 ($45,546,000 at October 31,
1994) are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:


                                        January 31   October 31
      In thousands                         1995         1994


      Raw materials                      $ 61,059     $ 55,748
      Production materials, stores
        and supplies                       72,123       71,622
      Finished and in process goods       112,227      108,671
             Total                       $245,409     $236,041


3. Special Charge
During the fourth quarter of 1993, the company established a special charge of $43.4 million in connection with a restructuring program designed to improve productivity and permanently reduce costs. The program is expected to result in a reduction of 450 salaried positions through a voluntary early retirement program and job elimination. To date, approximately 400 of these reductions have taken place. The current status of the charge is as follows:

                         WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              [Unaudited]


3. Special Charge (continued)


In thousands

Initial provision                      $43,406

Balance at 10/31/94                    $ 8,136
Less: current year activity             (1,877)
Balance at 1/31/95                     $ 6,259



The company has incurred over 85% of the initial restructuring program cost at January 31, 1995 and expects to spend the balance of the special charge reserve during the current fiscal year.


4. Foreign Operations
Results of operations for Rigesa, Ltda., our Brazilian operating subsidiary, were as follows:

                                  Three Months
In thousands                    Ended January 31
                                 1995       1994
Sales                         $52,697    $34,641
Net income (loss)             $10,658    $  (237)

Rigesa's results for the first quarter of 1995 were positively affected by increases in both the volume of shipments and price and product mix, mainly for its corrugated packaging products.


5. Supplemental Cash Flow Information
Cash payments for interest excluding amounts capitalized were $28,236,000 and $26,573,000 for the quarter ended January 31, 1995 and January 31, 1994, respectively. Cash payments for income taxes were $3,512,000 and $1,968,000 in the first quarter of 1995 and 1994, respectively.

                         WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              [Unaudited]


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Information
                                Three Months Ended
                                    January 31
                                   1995      1994
In millions

Sales
Bleached                         $476.8    $362.8
Unbleached                        200.0     158.4
Chemicals                          68.2      57.5
Corporate items                    (3.3)     (1.4)
  Consolidated sales             $741.7    $577.3

Operating profit
Bleached                         $ 76.4    $ 45.0
Unbleached                         37.7       6.8
Chemicals                          11.6      10.5
Corporate items                   (45.0)    (37.5)
  Consolidated income
    before taxes                 $ 80.7    $ 24.8

RESULTS OF OPERATIONS
We have seen a very positive change in the conditions of our markets since the first quarter of 1994. Sales were a record $741.7 million for the 1995 first quarter, a 28.5% increase over the 1994 first quarter, the result of a 17.8% increase in the volume of shipments and a 10.7% increase in price and product mix. These strong markets and our continued focus on supporting the growth of products which are distinctive and superior in their market areas has served to enhance the demand for our products in the United States and in many areas of the world. Export sales increased 31.3% from the first quarter of 1994 and accounted for over 13% of the company's record first quarter sales. This growth in exports reflects improvements in volume and pricing. Gross profit margin for the first quarter of 1995 was 20%, compared with 16% for the prior year period as sales increased at a faster pace than the 24.3% increase in cost of products sold. The increase in the cost of products sold is primarily attributable to volume increases.

Bleached
Bleached segment sales for the first quarter increased 31.4% from the comparable 1994 period, due mainly to a 26.0% increase in the volume of shipments and a 5.4% increase in price and product mix. Bleached board accounted for a significant portion of the increase in shipments, with both domestic and export volumes showing strong improvement over the prior year period. Bleached segment operating profit for the first quarter increased 69.8% from the comparable 1994 period reflecting increased profits at all bleached segment operations. Prices for bleached board and fine paper are above first quarter 1994 levels and are expected to remain strong throughout the 1995 fiscal year. Year to date, approximately 15% of bleached segment

                         WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              [Unaudited]

RESULTS OF OPERATIONS (cont'd)
sales were made to the domestic tobacco industry. However, a significant portion of this paper is used to produce products for export. Excluding this portion, approximately 8.5% of bleached segment sales were made to the domestic tobacco industry for final sale in the United States. The current legal and regulatory pressures on that industry in the United States could have an adverse effect on future bleached segment sales and profitability. We would expect to offset any unit volume declines in United States tobacco sales by continuing growth in our sales to the liquid, dry and frozen food, personal care, foreign tobacco and other consumer product markets of the world.

Unbleached
Sales for the unbleached segment increased 26.3% from the 1994 first quarter, due to a 23.2% increase in price and product mix and a 3.1% increase in volume. Prices for linerboard improved over the comparable 1994 period. Operating profit for the unbleached segment increased to $37.7 million in the first quarter of 1995, as a result of improvements in all major business units of the segment, including Rigesa, Ltda., our Brazilian subsidiary. During the second half of our 1994 fiscal year the Brazilian government adopted a new economic plan to control inflation. The impact on 1995 first quarter sales and earnings was very positive, but it is too early to predict the continued success of the plan. During March 1995, the Brazilian government announced a phased-in devaluation of its currency in the range of 12%, which is not now expected to have a major impact on Rigesa's clearly improving results.

Chemicals
Sales for the chemicals segment increased 18.6% from the 1994 first quarter due to price and product mix improvements of 12.0% and a volume increase of 6.6%. Operating margins for the chemicals segment remained strong, with 1995 first quarter operating profit up 10.5% from the prior year period.

Other income for the 1995 first quarter increased slightly over the 1994 first quarter due to foreign currency translation gains as compared to losses in the first quarter of 1994, partially offset by lower property sales in 1995. The effective tax rate increased to 38.9% for the first three months of 1995 compared to 36.3% for the 1994 period, due to increased foreign source income, taxed at higher rates.

Earnings for the first quarter ended January 31, 1995 were $.73 per share, compared to $.24 for the 1994 period. Earnings for the 1994 period include a net gain of $.09 per share from the sale of property and the sale of an operating lease.


LIQUIDITY AND CAPITAL RESOURCES
At January 31, 1995, the ratio of current assets to current liabilities was 1.9 compared to 1.7 at October 31, 1994. Cash flows from operations were $74.5 million for the three months ended January 31, 1995, compared to $36.6 million for the comparable 1994 period. Cash expenditures for capital investments

                         WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              [Unaudited]

LIQUIDITY AND CAPITAL RESOURCES (cont'd) totaled $53.0 million for the first quarter of 1995, compared to $63.5 million for the comparable 1994 period. At January 31, 1995, the amounts committed to complete all authorized capital projects were approximately $256 million and total capital expenditures are expected to approximate $325 million in 1995.
The company may from time to time use outside sources as needed to finance future capital investments, as it has in the past. Cash flows from financing activities during the first quarter of 1994 reflected the issuance and repayment of commercial paper and the repayment of $18.8 million of sinking fund debentures. The company maintains a $400 million revolving credit agreement and has access to an additional $75 million of unsecured bank credit lines; there were no borrowings under any of these arrangements during the current period. The ratio of debt to total capital employed was 34% at January 31, 1995, the same as October 31, 1994.

Environmental matters
The company operates in an industry subject to extensive environmental regulations. Future capital expenditures for pollution control facilities are expected to increase substantially as a result of proposed EPA air and water quality regulations for the United States paper industry. The paper industry has proposed more cost-effective methods which would achieve virtually the same environmental improvement. Additional required expenditures related to these proposals might possibly fall in a range of $150 to $400 million over the next five years.
Additional operating costs, including depreciation, for these new facilities might possibly fall in a range of $25 to $50 million pretax annually. Currently, the company does not expect final rules until the middle of 1996 with implementation over the three-year period following release of the final rules. It will be difficult to develop more precise estimates until the proposed rules move closer to becoming final.

The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved.
The company has accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters.

                      PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual meeting of Shareholders of Westvaco Corporation was held on February 28, 1995.

                         WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies

                      PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders (cont'd)

(b) The directors named in the Proxy Statement were elected to three year terms expiring in 1998, with the following results:

                                     Shares      Shares     Broker
                                   Voted For    Withheld   Nonvotes

     David L. Hopkins, Jr.         61,416,706    229,773    176,857

     David L. Luke, III            61,395,729    250,750    176,857

     Katherine G. Peden            61,411,947    234,532    176,857

     Richard A. Zimmerman          61,462,254    184,225    176,857


(c) The appointment of Price Waterhouse as independent accountants was ratified by a vote of 61,407,875 shares in favor, 145,645 shares in opposition, 92,959 shares abstained and 176,857 broker nonvotes.

(d) The proposal relating to the adoption of the 1995 Salaried Employee Stock Incentive Plan was ratified by a vote of 54,667,340 shares in favor, 6,512,527 shares in opposition, 466,612 shares abstained and 176,857 broker nonvotes.

(e)  The proposal relating to the adoption of the 1995 Non-
     Employee Director Stock Incentive Plan was ratified by a vote of 57,169,683 shares in favor, 4,053,407 shares in opposition, 423,389 shares abstained and 176,857 broker nonvotes.


The "Notice of Annual Meeting of Shareholders and Proxy Statement for Westvaco Corporation" dated December 30, 1994 was filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Act and is incorporated herein by reference.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:  None

(b) Report on Form 8-K: There were no Form 8-K reports filed during the quarter ended January 31, 1995.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WESTVACO CORPORATION
                            (Registrant)



March 16, 1995               /s/ James E. Stoveken, Jr.
                                 James E. Stoveken, Jr.
                                 Vice President, Finance