Form 10-Q
period 1995-04-30
WESTVACO CORP
filed 1995-06-08
CIK 106498

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934





For The Second Quarter Ended                           Commission File Number
      April 30, 1995                                         1-3013




                          WESTVACO CORPORATION

               299 Park Avenue, New York, New York  10171
                      Telephone Number 212-688-5000



        Delaware                                13-1466285
(State of Incorporation)             (I.R.S. Employer Identification No.)








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days.  YES   X    NO



At April 30, 1995, the latest practicable date, there were 67,488,480 shares outstanding of Common Stock, $5 par value.

                                WESTVACO CORPORATION
                       and Consolidated Subsidiary Companies



                                 INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                       Page No.

Item 1.  Financial Statements:
   Consolidated Statement of Income for the three months
   and six months ended April 30, 1995 and 1994                        2

   Consolidated Balance Sheet as of April 30, 1995
   and October 31, 1994                                                3

   Consolidated Statement of Cash Flows for the
   six months ended April 30, 1995 and 1994                            4

   Notes to Consolidated Financial Statements                          5 - 6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                           7 - 10



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              10



SIGNATURES                                                             10


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

                                WESTVACO CORPORATION
                       and Consolidated Subsidiary Companies

                          PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                         CONSOLIDATED STATEMENT OF INCOME
                                    [Unaudited]



In thousands, except per share data

                                    Three Months Ended      Six Months Ended
                                         April 30                April 30
                                      1995       1994         1995      1994

Sales                               $804,622   $626,436  $1,546,297 $1,203,690
Other income (expense)                 3,653     (4,517)     11,847      3,164
                                     808,275    621,919   1,558,144  1,206,854

Cost of products sold (excludes
 depreciation shown below)           557,360   466,370    1,093,323    897,507
Selling, research and
 administrative expenses              61,580    47,296      112,634     96,020
Depreciation and amortization         55,983    54,571      112,007    107,955
Interest expense                      25,622    27,798       51,733     54,671
                                     700,545   596,035    1,369,697  1,156,153

Income before taxes                  107,730    25,884      188,447     50,701

Income taxes                          42,700     9,600       74,100     18,600

Net income                          $ 65,030  $ 16,284   $  114,347 $   32,101
Average number of common
 shares outstanding                   67,374    67,073       67,295     66,999

Net income per share of
 common stock                           $.97      $.24        $1.70       $.48
Cash dividends per share of
 common stock                           $.27 1/2  $.27 1/2    $ .55       $.55




The accompanying notes are an integral part of these financial statements.

                                WESTVACO CORPORATION
                       and Consolidated Subsidiary Companies


                            CONSOLIDATED BALANCE SHEET


In thousands
                                                    April 30    October 31
                                                      1995         1994
                                                  [Unaudited]
ASSETS
Cash and marketable securities                   $  101,182   $   75,003
Receivables                                         311,901      269,403
Inventories                                         268,723      236,041
Prepaid expenses                                     53,425       50,106
    Current assets                                  735,231      630,553

Plant and timberlands:
  Machinery                                       4,010,654    3,950,692
  Buildings                                         530,181      526,876
  Other property, including plant land              189,661      186,757
                                                  4,730,496    4,664,325
  Less: accumulated depreciation                  2,064,209    1,964,285
                                                  2,666,287    2,700,040
  Timberlands - net                                 234,357      237,199
  Construction in progress                          163,343      126,112
                                                  3,063,987    3,063,351

Other assets                                        309,945      289,089
                                                 $4,109,163   $3,982,993

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses            $  321,826   $  302,569
Notes payable and current maturities of
 long-term obligations                               28,809       41,640
Income taxes                                         31,003       17,357
    Current liabilities                             381,638      361,566

Long-term obligations                             1,226,444    1,234,300
Deferred income taxes                               552,750      525,112
Shareholders' equity:
  Common stock, $5 par, at stated value
   shares authorized: 200,000,000
   shares issued: 67,972,922 (1994-67,597,227)      562,390      551,265
  Retained income                                 1,401,319    1,323,982
  Common stock in treasury, at cost
   shares held: 484,442 (1994-430,409)              (15,378)     (13,232)
                                                  1,948,331    1,862,015
                                                 $4,109,163   $3,982,993





The accompanying notes are an integral part of these financial statements.

                                WESTVACO CORPORATION
                       and Consolidated Subsidiary Companies


                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    [Unaudited]

In thousands
                                                        Six Months Ended
                                                            April 30
                                                         1995      1994

Cash flows from operating activities:
  Net income                                         $ 114,347 $  32,101
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation and amortization        112,007   107,955
    Provision for deferred income taxes                 28,606    14,959
    Gains on sales of plant and timberlands             (4,766)  (11,044)
    Pension credits and other employee benefits         (3,313)  (21,869)
    Foreign currency translation (gains) losses           (838)   11,726
  Changes in assets and liabilities:
    Increase in receivables                            (46,675)  (10,748)
    Increase in inventories                            (32,490)   (1,622)
    Increase in prepaid expenses                        (4,289)   (2,084)
    Increase (decrease) in accounts payable and
      accrued expenses                                   7,735   (32,619)
    Increase (decrease) in income taxes payable         13,646    (2,958)
  Other, net                                               159     1,423

     Net cash provided by operating activities         184,129    85,220

Cash flows from investing activities:
  Additions to plant and timberlands                  (113,263) (107,839)
  Proceeds from sales of plant and timberlands           6,965    11,825
  Other, net                                              (369)   (2,194)
     Net cash used in investing activities            (106,667)  (98,208)

Cash flows from financing activities:
  Proceeds from issuance of common stock                 8,229     5,441
  Proceeds from issuance of debt                        47,591   186,033
  Dividends paid                                       (37,010)  (36,840)
  Repayment of notes payable and long-term
    obligations                                        (73,404) (139,837)
     Net cash (used in) provided by
      financing activities                             (54,594)   14,797

Effect of exchange rate changes on cash                  3,311   (10,058)
  Increase (decrease) in cash and
   marketable securities                                26,179    (8,249)

Cash and marketable securities:
  At beginning of period                                75,003    56,559
  At end of period                                   $ 101,182 $  48,310


The accompanying notes are an integral part of these financial statements.

                                WESTVACO CORPORATION
                       and Consolidated Subsidiary Companies

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     [Unaudited]




1. Statement of Information Furnished
The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of April 30, 1995, the results of operations for the three and six months ended April 30, 1995 and 1994 and the cash flows for the six months ended April 30, 1995 and 1994. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 1994 Annual Report on Form 10-K.

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


2. Current Assets
Marketable securities of $87,036,000 ($45,546,000 at October 31,
1994) are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:


                                          April 30    October 31
      In thousands                          1995         1994



      Raw materials                       $ 70,055     $ 55,748
      Production materials, stores
        and supplies                        74,489       71,622
      Finished and in process goods        124,179      108,671
             Total                        $268,723     $236,041


3. Special Charge
During the fourth quarter of 1993, the company established a special charge of $43.4 million in connection with a restructuring program designed to improve productivity and permanently reduce costs. The program is expected to result in a reduction of 450 salaried positions through a voluntary early retirement program and job elimination. To date, approximately 435 of these reductions have taken place. The current status of the charge is as follows:

                                WESTVACO CORPORATION
                       and Consolidated Subsidiary Companies

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    [Unaudited]


3. Special Charge (continued)


In thousands

Initial provision                      $43,406


Balance at 10/31/94                    $ 8,136
Less: current year activity             (4,870)
Balance at 4/30/95                     $ 3,266



The company has incurred over 90% of the initial restructuring program cost at April 30, 1995 and expects to utilize the balance of the special charge reserve during the current fiscal year.


4. Foreign Operations
Results of operations for Rigesa, Ltda., our Brazilian operating subsidiary, were as follows:

                                  Three Months               Six Months
In thousands                     Ended April 30            Ended April 30
                                 1995      1994            1995      1994

Sales                         $65,143   $39,034        $117,840   $73,675
Net income                    $13,147   $ 2,430        $ 23,805   $ 2,193



Rigesa's results for the second quarter and six months of 1995 were positively affected by changes in price and product mix of 46.1% and 38.4%, respectively, and increases in the volume of shipments of 20.8% and 21.5%, respectively.


5. Supplemental Cash Flow Information
Cash payments for interest excluding amounts capitalized were $52,555,000 and $63,883,000 for the six months ended April 30, 1995 and April 30, 1994, respectively. Cash payments for income taxes were $31,128,000 and $8,380,000 in the first six months of 1995 and 1994, respectively.

                                WESTVACO CORPORATION
                       and Consolidated Subsidiary Companies

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    [Unaudited]


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Information
                                  Three Months Ended    Six Months Ended
                                       April 30             April 30
                                     1995      1994       1995      1994
In millions

Sales
Bleached                            $515.3   $400.4    $  992.1  $  763.2
Unbleached                           222.9    166.6       422.9     325.0
Chemicals                             69.3     60.1       137.5     117.6
Corporate items                       (2.9)    (0.7)       (6.2)     (2.1)
  Consolidated sales                $804.6   $626.4    $1,546.3  $1,203.7

Operating profit
Bleached                            $102.6   $ 49.3    $  179.0  $   94.3
Unbleached                            50.6      8.6        88.3      15.4
Chemicals                              9.1     11.4        20.7      21.9
Corporate items                      (54.6)   (43.4)      (99.6)    (80.9)
Consolidated income
    before taxes                    $107.7   $ 25.9    $  188.4  $   50.7

RESULTS OF OPERATIONS
During the first half of 1995, demand for our products was strong throughout the world. At the end of April 1995, primary product backlogs were the highest at this time of the year for any year in our history. Record sales of $1.55 billion for the six months were up 28.5% from the comparative 1994 period, the result of a positive 14.9% change in price and product mix and a 13.6% increase in the volume of shipments. Sales of $804.6 million for the 1995 second quarter also set a new record and were up 28.4% over the 1994 second quarter, due to an 18.7% increase in price and product mix and a 9.7% increase in the volume of shipments. Export sales were up 26.8% and 28.9% compared to the respective second quarter and six months of 1994 and accounted for nearly 14% of the company's year to date consolidated sales. Total sales outside of the United States, including Rigesa, accounted for more than 20% of consolidated sales. The growth in exports reflects a recovery in pricing as well as strong demand for the company's distinctive and differentiated products overseas. The company is continuing to vigorously support efforts to cultivate opportunities in international markets where the prospects for percentage gains in growth may be larger and possibly more consistent in the near term than in the United States. Gross profit margin for the second quarter and six months of 1995 was 24% and 22%, respectively, compared with 17% for the prior year periods as sales increased at a faster pace than the cost of products sold. The increase in cost of products sold was primarily attributable to volume increases as well as some direct materials cost increases.

Bleached
Bleached segment sales for the second quarter and six months increased 28.7% and 30.0%, respectively, from the comparable 1994 periods, due to unit volume increases of 14.0% and 19.7%, respectively, and favorable changes in price and

                                WESTVACO CORPORATION
                       and Consolidated Subsidiary Companies

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    [Unaudited]

RESULTS OF OPERATIONS (cont'd)
product mix of 14.7% and 10.3%, respectively. Our bleached board products continued to account for a significant portion of the volume increase, with both domestic and export shipments showing strong improvement over the prior year period. Bleached segment operating profit was up in the second quarter and six months ended April 30, 1995, reflecting increased production efficiency combined with improved product demand and pricing. Year to date, approximately 15% of bleached segment sales were made to the domestic tobacco industry. However, a significant portion of this paper and paperboard is used for products which are exported. Excluding this portion, approximately 9% of bleached segment sales were made to the domestic tobacco industry for final sale in the United States. The current legal and regulatory pressures on that industry in the United States could have an adverse effect on future bleached segment sales and profitability. We would expect to offset any unit volume declines in United States tobacco sales by continuing growth in our sales to the liquid, dry and frozen food, personal care, foreign tobacco and other consumer product markets of the world.

Unbleached
Sales for the unbleached segment increased 33.8% and 30.1%, respectively, compared to the 1994 second quarter and six months, due to improvements in price and product mix of 31.6% and 27.4%, respectively, and increases in volume of 2.2% and 2.7%, respectively. During the second quarter, prices for linerboard continued to reflect improvements over the comparable 1994 prices. Pricing at Rigesa, Ltda., our Brazilian subsidiary has also improved significantly compared to 1994 levels. Operating profit for the unbleached segment increased to $50.6 million for the 1995 second quarter and $88.3 million for the 1995 six month period, as a result of improvements in all major business units of the segment, including Rigesa. During the second half of our 1994 fiscal year the Brazilian government adopted a new economic plan to control inflation. The impact on 1995 sales and earnings, to date, has been positive, but it is too early to predict the continued success of the plan. As anticipated, the phased-in devaluation of the Brazilian currency, announced by the Brazilian government in March 1995, has not had a major impact on Rigesa's improved results.

Chemicals
Sales for the chemicals segment increased 15.3% and 16.9%, respectively, from the 1994 second quarter and six months due to price and product mix improvements of 13.6% and 12.6%, respectively, and volume increases of 1.7% and 4.3%, respectively. Operating margins for the chemicals segment continue to be good. Operating profit for the chemicals segment was $9.1 million and $20.7 million, respectively, for the second quarter and six months of 1995, compared to $11.4 million and $21.9 million last year. Operating results for the chemicals segment reflect the impact of our active new product efforts which have temporarily affected earnings.


Selling research and administrative expenses increased 30.2% for the quarter and 17.3% for the six months primarily reflecting costs associated with stock appreciation rights as well as costs for several other administrative items in 1995. Other income (expense) for the 1995 second quarter increased, reflecting lower foreign currency translation losses compared to the 1994 second quarter.

                                WESTVACO CORPORATION
                       and Consolidated Subsidiary Companies

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    [Unaudited]

RESULTS OF OPERATIONS (cont'd)
Other income for the 1995 six months increased over 1994 due to foreign currency translation gains as compared to losses last year, partially offset by the lower level of gains on property transactions in 1995. The effective tax rate increased to 39.3% for the first six months of 1995 compared to 36.7% for the 1994 period, due to increased foreign source income, taxed at higher rates.

Record earnings for the second quarter ended April 30, 1995 were $.97 per share, compared to $.24 for the 1994 period. Earnings per share of $1.70 for the six months of 1995 were also a record and compare to $.48 for the 1994 period. Earnings for the 1994 six months include a net gain of $.09 per share from the sale of property and the sale of an operating lease.


LIQUIDITY AND CAPITAL RESOURCES
At April 30, 1995, the ratio of current assets to current liabilities was 1.9 compared to 1.7 at October 31, 1994. Cash and marketable securities increased 34.9% from the October 31, 1994 level reflecting strong cash flows from operations partially offset by cash used for investing and financing activities. Cash flows from operations totaled $184.1 million for the six months ended April 30, 1995, compared to $85.2 million for the comparable 1994 period. Inventories recovered from unusually low October 1994 levels, relative to sales, as the volume of finished goods on hand at the converting facilities and the cost of some direct materials increased. Cash expenditures for capital investments totaled $113.3 million for the six months of 1995, compared to $107.8 million for the comparable 1994 period. At April 30, 1995, the amounts committed to complete all authorized capital projects were approximately $307 million and total capital expenditures are expected to approximate between $300 to $325 million in 1995. The company may from time to time use outside sources as needed to finance future capital investments, as it has in the past. Cash flows from financing activities for the first six months of 1995 reflected the issuance and repayment of commercial paper and the repayment of $21.1 million of sinking fund debentures. At April 30, 1995, the company had no commercial paper outstanding. The company maintains a $400 million revolving credit agreement and has access to an additional $75 million of unsecured bank credit lines; there were no borrowings under any of these arrangements during the current period. The ratio of debt to total capital employed was 33% at April 30, 1995, compared to 34% at October 31, 1994.

Environmental matters
The company operates in an industry subject to extensive environmental regulations. Future capital expenditures for pollution control facilities are expected to increase substantially as a result of proposed EPA air and water quality regulations for the United States paper industry. The company has continued its efforts to eliminate the use of elemental chlorine in its pulp bleaching operations. The final phase of this recently announced effort will involve an investment of about $140 million and take approximately two years to complete. This is an initial step in addressing the anticipated regulations. Total required expenditures related to EPA's proposals are expected to fall in a range of $175 to $400 million. Additional operating costs, including depreciation, for these new facilities are expected to fall in a range of $25 to $50 million pretax annually. Currently, the company does not expect final

                                WESTVACO CORPORATION
                       and Consolidated Subsidiary Companies

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    [Unaudited]


LIQUIDITY AND CAPITAL RESOURCES (cont'd) rules until 1996 with implementation required over a three-year period following release of the final rules. It will be difficult to develop more precise estimates until the proposed rules become final.

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

                           PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:  None

(b) Report on Form 8-K: There were no Form 8-K reports filed during the quarter ended April 30, 1995.




                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WESTVACO CORPORATION
                                   (Registrant)



June 8, 1995                    /s/ James E. Stoveken, Jr.
                                    James E. Stoveken, Jr.
                                    Vice President, Finance