Form 10-Q
period 1995-07-31
WESTVACO CORP
filed 1995-09-12
CIK 106498

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934





For The Third Quarter Ended                           Commission File Number
       July 31, 1995                                          1-3013




                          WESTVACO CORPORATION

               299 Park Avenue, New York, New York  10171
                      Telephone Number 212-688-5000



        Delaware                                13-1466285
(State of Incorporation)             (I.R.S. Employer Identification No.)








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days.  YES   X    NO



At July 31, 1995, the latest practicable date, there were 101,503,688* shares outstanding of Common Stock, $5 par value.




* Restated to reflect the three-for-two common stock split in the form of a 50% stock dividend declared August 22, 1995 and payable October 2, 1995 to shareholders of record on September 1, 1995.

                          WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies



                           INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                           Page No.

Item 1.  Financial Statements:
   Consolidated Statement of Income for the three months
   and nine months ended July 31, 1995 and 1994            2

   Consolidated Balance Sheet as of July 31, 1995
   and October 31, 1994                                    3

   Consolidated Statement of Cash Flows for the
   nine months ended July 31, 1995 and 1994                4

   Notes to Consolidated Financial Statements              5 - 6

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations           7 - 10



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                  10



SIGNATURES                                                 11


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

                          WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies

                     PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                    CONSOLIDATED STATEMENT OF INCOME
                               [Unaudited]



In thousands, except per share data

                                    Three Months Ended     Nine Months Ended
                                         July 31                July 31

                                      1995      1994       1995        1994

Sales                               $854,567  $641,270 $2,400,864  $1,844,960
Other income                           8,557       184     20,404       3,348
                                     863,124   641,454  2,421,268   1,848,308

Cost of products sold (excludes
 depreciation shown below)           582,132   475,659  1,675,455   1,373,166
Selling, research and
 administrative expenses              62,583    49,757    175,217     145,777
Depreciation and amortization         59,483    55,564    171,490     163,519
Interest expense                      25,573    27,401     77,306      82,072
                                     729,771   608,381  2,099,468   1,764,534

Income before taxes                  133,353    33,073    321,800      83,774

Income taxes                          53,200    12,900    127,300      31,500

Income before extraordinary charge    80,153    20,173    194,500      52,274

Extraordinary charge - extinguishment
 of debt, net of taxes                (2,590)        -     (2,590)          -

Net income                          $ 77,563  $ 20,173 $  191,910  $   52,274

Average number of common
 shares outstanding                  101,374   100,648    101,086     100,544

Per share of common stock:
  Income before extraordinary charge   $ .79      $.20      $1.92        $.52
  Extraordinary charge -
   extinguishment of debt               (.02)        -       (.02)          -

  Net income                           $ .77      $.20      $1.90        $.52
Cash dividends per share of
 common stock                          $ .18 1/3  $.18 1/3  $ .55        $.55

Per share information and average shares outstanding have been restated to reflect the three-for-two stock split described in Note 7.

The accompanying notes are an integral part of these financial statements.

                          WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies


                       CONSOLIDATED BALANCE SHEET


In thousands
                                                      July 31    October 31
                                                       1995         1994
                                                   [Unaudited]
ASSETS
Cash and marketable securities                     $  133,068   $   75,003
Receivables                                           303,156      269,403
Inventories                                           289,569      236,041
Prepaid expenses                                       51,580       50,106
    Current assets                                    777,373      630,553

Plant and timberlands:
  Machinery                                         4,050,938    3,950,692
  Buildings                                           532,078      526,876
  Other property, including plant land                190,253      186,757
                                                    4,773,269    4,664,325
  Less: accumulated depreciation                    2,116,706    1,964,285
                                                    2,656,563    2,700,040
  Timberlands - net                                   233,243      237,199
  Construction in progress                            195,147      126,112
                                                    3,084,953    3,063,351

Other assets                                          318,694      289,089
                                                   $4,181,020   $3,982,993

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses              $  338,325   $  302,569
Notes payable and current maturities of
 long-term obligations                                 37,991       41,640
Income taxes                                           44,688       17,357
    Current liabilities                               421,004      361,566

Long-term obligations                               1,171,204    1,234,300
Deferred income taxes                                 575,637      525,112
Shareholders' equity:
  Common stock, $5 par, at stated value
   shares authorized: 200,000,000
   shares issued: 102,268,356 (1994-101,395,841)      738,564      551,265
  Retained income                                   1,291,097    1,323,982
  Common stock in treasury, at cost
   shares held: 764,669 (1994-645,614)                (16,486)     (13,232)
                                                    2,013,175    1,862,015
                                                   $4,181,020   $3,982,993


Number of shares issued have been adjusted to reflect the three-for-two stock split described in Note 7.

The accompanying notes are an integral part of these financial statements.

                          WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies


                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               [Unaudited]

In thousands
                                                   Nine Months Ended
                                                         July 31
                                                     1995      1994

Cash flows from operating activities:
  Net income                                      $ 191,910 $  52,274
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation and amortization     171,490   163,519
    Provision for deferred income taxes              52,752    21,813
    Gains on sales of plant and timberlands          (4,628)  (10,948)
    Pension credits and other employee benefits      (2,853)  (31,221)
    Foreign currency translation (gains) losses      (3,689)   14,020
  Changes in assets and liabilities:
    Increase in receivables                         (33,820)  (26,184)
    (Increase) decrease in inventories              (53,336)       68
    Increase in prepaid expenses                     (3,703)      (16)
    Increase (decrease) in accounts payable and
      accrued expenses                               19,634   (23,054)
    Increase in income taxes payable                 27,532     1,911
  Other, net                                          8,095       927

     Net cash provided by operating activities      369,384   163,109

Cash flows from investing activities:
  Additions to plant and timberlands               (189,900) (154,985)
  Proceeds from sales of plant and timberlands        7,321    12,090
  Other, net                                           (700)   (2,636)
     Net cash used in investing activities         (183,279) (145,531)

Cash flows from financing activities:
  Proceeds from issuance of common stock             12,510     5,848
  Proceeds from issuance of debt                     67,871   321,690
  Dividends paid                                    (55,595)  (55,298)
  Repayment of notes payable and long-term
    obligations                                    (153,676) (289,655)
     Net cash used in financing activities         (128,890)  (17,415)

Effect of exchange rate changes on cash                 850   (12,443)
  Increase (decrease) in cash and
   marketable securities                             58,065   (12,280)

Cash and marketable securities:
  At beginning of period                             75,003    56,559
  At end of period                                $ 133,068 $  44,279

The accompanying notes are an integral part of these financial statements.

                          WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               [Unaudited]




1. Statement of Information Furnished
The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of July 31, 1995, the results of operations for the three and nine months ended July 31, 1995 and 1994 and the cash flows for the nine months ended July 31, 1995 and 1994. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 1994 Annual
Report on Form 10-K. In accordance with generally accepted accounting principles and practices the average shares outstanding, number of shares issued and all per share information have been adjusted to reflect the three-for-two stock split described in Note 7.

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


2. Current Assets
Marketable securities of $99,690,000 ($45,546,000 at October 31,
1994) are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:


                                       July 31     October 31
      In thousands                       1995         1994

      Raw materials                   $ 81,305     $ 55,748
      Production materials, stores
        and supplies                    76,791       71,622
      Finished and in process goods    131,473      108,671
             Total                    $289,569     $236,041


3. Retirement of Debt
On July 31, 1995, the company retired $63,750,000 of 12.3% debentures. The transaction resulted in an extraordinary charge of $2,590,000, net of an income tax benefit of $1,690,000.

                          WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               [Unaudited]


4. Special Charge
During the fourth quarter of 1993, the company established a special charge of $43.4 million in connection with a restructuring program designed to improve productivity and permanently reduce costs. Under the program, which is now complete, the company eliminated approximately 450 salaried positions, closed certain specialized facilities and consolidated certain product lines. At July 31, 1995, there was no balance remaining in the reserve.


5. Foreign Operations
Results of operations for Rigesa, Ltda., our Brazilian operating subsidiary, were as follows:

                              Three Months             Nine Months
In thousands                  Ended July 31           Ended July 31
                               1995      1994          1995     1994

Sales                       $70,052   $33,943      $187,892  $107,618
Net income                  $14,734   $ 4,357      $ 38,539  $  6,550


Compared to the prior year periods, Rigesa's results for the third quarter and nine months of 1995 were positively affected by changes in price and product mix of 94.9% and 56.5%, respectively, and increases in the volume of shipments of 11.5% and 18.1%, respectively.


6. Supplemental Cash Flow Information
Cash payments for interest excluding amounts capitalized were $78,700,000 and $96,196,000 for the nine months ended July 31, 1995 and July 31, 1994, respectively. Cash payments for income taxes were $41,333,000 and $8,724,000 in the first nine months of 1995 and 1994, respectively.


7. Subsequent Events
On August 22, 1995 the Board of Directors declared a three-for-two common stock split in the form of a 50% stock dividend, payable October 2, 1995 to shareholders of record on September 1, 1995. The split results in a transfer of $169 million ($5.00 per share) from retained income to the common stock account which has been given retroactive effect in the consolidated balance sheet as of July 31, 1995. All references in this report to the number of common shares and per share data have been adjusted to reflect the stock split. On the same date, the Board authorized an increase in the dividend per share by 20% to a new quarterly rate of $.22 per share after the split. The new rate will be payable on October 2, 1995 to shareholders of record on September 1, 1995.

                          WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS [Unaudited]

Segment Information
                               Three Months Ended   Nine Months Ended
                                     July 31             July 31
                                1995      1994        1995      1994
In millions

Sales
Bleached                      $541.4    $416.0    $1,533.5  $1,179.2
Unbleached                     243.9     162.7       666.8     487.7
Chemicals                       71.7      64.1       209.2     181.7
Corporate items                 (2.4)     (1.5)       (8.6)     (3.6)
  Consolidated sales          $854.6    $641.3    $2,400.9  $1,845.0

Operating profit
Bleached                      $104.7    $ 60.6    $  283.7  $  154.9
Unbleached                      67.3       9.2       155.6      24.6
Chemicals                       11.3      13.7        32.0      35.6
Corporate items                (49.9)    (50.4)     (149.5)   (131.3)
Consolidated income
    before taxes              $133.4    $ 33.1    $  321.8  $   83.8


RESULTS OF OPERATIONS
Record sales of $854.6 million for the 1995 third quarter were up 33.3% from the 1994 third quarter, the result of a positive 26.0% change in price and product mix and an 7.3% increase in the volume of shipments. Sales of $2.4 billion for the nine months also set a new record and were up 30.1% from the comparative 1994 period, due to a 18.7% increase in price and product mix and a 11.4% increase in the volume of shipments. Export sales were up 38.9% and 32.3% compared to the respective third quarter and nine months of 1994 and accounted for nearly 14% of the company's year to date consolidated sales. Total sales outside of the United States, including Rigesa, accounted for more than 21% of consolidated sales. The growth in exports and international sales reflects a strong demand for the company's distinctive and differentiated products outside of the United States. The company is continuing to vigorously support efforts to cultivate opportunities in international markets. Gross profit margin for the third quarter and nine months of 1995 was 25% and 23%, respectively, compared with 17% for the prior year periods as sales increased at a faster pace than the cost of products sold. The increase in cost of products sold was attributable to volume increases and some direct materials cost increases.

Bleached
Bleached segment sales for the third quarter and nine months increased 30.1% and 30.0%, respectively, from the comparable 1994 periods, due to unit volume increases of 9.0% and 15.8%, respectively, and favorable changes in price and

                          WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS [Unaudited]

RESULTS OF OPERATIONS (cont'd)
product mix of 21.1% and 14.2%, respectively. Improved demand in both domestic and export markets was supported by strong productivity improvement in the bleached segment. Bleached segment operating profit was up in the third quarter and nine months ended July 31, 1995, reflecting increased production efficiency combined with improved product demand and pricing. Year to date, approximately 15% of bleached segment sales were made to the domestic tobacco industry. However, a significant portion of this paper and paperboard is used for products which are exported. Excluding the portion exported, approximately 8.5% of bleached segment sales were made to the domestic tobacco industry for final sale in the United States. The current legal and regulatory pressures on that industry in the United States could have an adverse effect on future bleached segment sales and profitability. We would expect to offset any unit volume declines in United States tobacco sales by continuing growth in our sales to the liquid, dry and frozen food, personal care, foreign tobacco and other consumer product markets of the world.

Unbleached
Sales for the unbleached segment increased 49.9% and 36.7%, respectively, compared to the 1994 third quarter and nine months, due to improvements in price and product mix of 44.4% and 33.2%, respectively, and increases in volume of 5.5% and 3.5%, respectively. Pricing at Rigesa, Ltda., our Brazilian subsidiary has improved significantly compared to 1994 levels as a result of the improved stability of the value of the local currency. Operating profit for the unbleached segment increased to $67.3 million for the 1995 third quarter and $155.6 million for the 1995 nine month period, as a result of improvements in all major business units of the segment, including Rigesa. During the second half of our 1994 fiscal year the Brazilian government adopted a new economic plan that has significantly reduced inflation. The impact on 1995 sales and earnings, to date, has been positive, but the company cannot predict the continued success of the plan. Recently, the Brazilian government has implemented restraints on the general economy which have negatively effected box volumes somewhat. However, Rigesa's volumes are still strong by historical standards. Rigesa accounted for approximately 40% of unbleached segment operating profit in the 1995 nine month period.

Chemicals
Sales for the chemicals segment increased 11.9% and 15.1%, respectively, from the 1994 third quarter and nine months due to price and product mix improvements of 11.0% and 11.7%, respectively, and volume increases of .9% and 3.4%, respectively. Operating margins for the chemicals segment continue to be good. Operating profit for the chemicals segment decreased slightly to $11.3 million and $32.0 million, respectively, for the third quarter and nine months of 1995. The 1995 operating results for the chemicals segment reflect the impact of our active new product efforts which have temporarily affected earnings.

Selling, research and administrative expenses increased 25.8% for the quarter and 20.2% for the nine months primarily reflecting costs associated with stock

                          WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS [Unaudited]

RESULTS OF OPERATIONS (cont'd)
appreciation rights as well as costs for several other administrative items in 1995. Other income for the 1995 third quarter and nine months increased over the 1994 respective periods due to foreign currency translation gains as compared to losses last year, partially offset by the lower level of gains on property transactions in 1995. The effective tax rate increased to 39.6% for the first nine months of 1995 compared to 37.6% for the 1994 period, due to increased foreign source income, taxed at higher rates.

Record earnings for the third quarter ended July 31, 1995 were $.77 per share after adjustment for the three-for-two stock split (see notes to the financial statements), compared to $.20 per share after the split, for the 1994 period. Earnings per share of $1.90 per share after the split, for the nine months of 1995 were also a record and compare to $.52 per share after the split, for the 1994 period. Earnings for the 1995 third quarter and nine months include an extraordinary charge of $.02 per share after the split, for the retirement of debt. Earnings for the 1994 nine months include a net gain of $.06 per share after the split, from the sale of property and the sale of an operating lease.


LIQUIDITY AND CAPITAL RESOURCES
At July 31, 1995, the ratio of current assets to current liabilities was 1.8 compared to 1.7 at October 31, 1994. Cash and marketable securities increased reflecting strong cash flows from operations partially offset by cash used for investing and financing activities. Cash flows from operations totaled $369.4 million for the nine months ended July 31, 1995, compared to $163.1 million for the comparable 1994 period. Inventories recovered from unusually low October 1994 levels, relative to sales, as the volume of finished goods on hand and the cost of some direct materials increased. Cash expenditures for capital investments totaled $189.9 million for the nine months of 1995, compared to $155.0 million for the comparable 1994 period. At July 31, 1995, the amounts committed to complete all authorized capital projects were approximately $443 million, including approximately $140 million associated with the elemental chlorine free bleaching initiative discussed under Environmental matters below. Total capital expenditures are expected to approximate $280 million in 1995. The company may from time to time use outside sources as needed to finance future capital investments, as it has in the past. Cash flows from financing activities for the first nine months of 1995 primarily reflected the issuance and repayment of commercial paper and the repayment of $82.5 million of sinking fund debentures. At July 31, 1995, the company had $10 million of commercial paper outstanding. The company maintains a $400 million revolving credit agreement and has access to an additional $75 million of unsecured bank credit lines; there were no borrowings under any of these arrangements during the current period. The ratio of debt to total capital employed was 31% at July 31, 1995, compared to 34% at October 31, 1994. On August 22, 1995 the Board of Directors voted to increase the quarterly cash dividend by 20%, resulting in a new annual rate of $.88 per share, or $.22 per quarter after the split (see notes to the financial statements).

                          WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS [Unaudited]


LIQUIDITY AND CAPITAL RESOURCES (cont'd)

Environmental matters
The company operates in an industry subject to extensive environmental regulations. Future capital expenditures for pollution control facilities are expected to increase substantially as a result of proposed EPA air and water quality regulations for the United States paper industry. The company has continued its efforts to eliminate the use of elemental chlorine in its pulp bleaching operations. The final phase of this effort will involve an investment of about $140 million and take approximately two years to complete. This is an initial step in addressing the anticipated regulations. Total required expenditures related to EPA's proposals could fall in the range of $175 to $400 million. Additional operating costs, including depreciation, for these new facilities could fall in the range of $25 to $50 million pretax annually. Currently, the company does not expect final rules until sometime in 1996 with implementation required over a three-year period following release of the final rules. It will be difficult to develop more precise estimates until the proposed rules become final.

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

                       PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     27. Financial Data Schedules

(b) Report on Form 8-K: There were no Form 8-K reports filed during the quarter ended July 31, 1995.

                          WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WESTVACO CORPORATION
                            (Registrant)



September 12, 1995        /s/James E. Stoveken, Jr.
                             James E. Stoveken, Jr.
                             Vice President, Finance