Form 10-K
period 1995-10-31
WESTVACO CORP
filed 1995-12-19
CIK 106498

Page 1 of 40
                                                     Exhibit Index
                                                     Appears on Page 14

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995
                       COMMISSION FILE NUMBER 1-3013

                           WESTVACO CORPORATION
                         (A Delaware Corporation)
              (I.R.S. Employer Identification No. 13-1466285)
                299 PARK AVENUE, NEW YORK, NEW YORK  10171
                          TELEPHONE 212-688-5000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                           Name of each exchange
          Title of each class              on which registered
          Common Stock- $5 par value       New York Stock Exchange
                                           Chicago Stock Exchange
                                           Pacific Stock Exchange

          Preferred Stock Purchase Rights  New York Stock Exchange
                                           Chicago Stock Exchange
                                           Pacific Stock Exchange
          Sinking Fund Debentures:
          12.30%, due 1996                 New York Stock Exchange
           8 1/8%, due 1996-2007           New York Stock Exchange
          10 1/4%, due 1999-2018           New York Stock Exchange
          10.30%, due 2000-2019            None
          10 1/8%, due 2000-2019           None
           8.30%, due 2003-2022            None
           7%, due 2004-2023               None
           7.75%, due 2004-2023            None
          Debentures:
           9.65%, due 2002                 None
           9 3/4%, due 2020                None

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes  X       No

At November 30, 1995, the latest practicable date, the number of shares of common stock outstanding and aggregate market value of voting common stock held by nonaffiliates were 101,561,097 and $2,799,277,736, respectively.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1995 are incorporated by reference into Parts I, II and IV of this Form 10-K.

Portions of the registrant's Proxy Statement for the Annual
Meeting of Shareholders to be held February 27, 1996 are incorporated by reference into Part III of this Form 10-K.

                                  PART I
ITEM 1. BUSINESS

GENERAL
Westvaco Corporation is one of the major producers of paper and paperboard in the United States. It converts paper and paperboard into a variety of end-products, manufactures a variety of specialty chemicals, produces lumber, sells timber from its timberlands and is engaged in land development. In Brazil, it is a major producer of paperboard and corrugated packaging for the
markets of that country.   It also exports products from both the
United States and Brazil to other countries throughout the world. The term "Westvaco" or "the company" includes Westvaco Corporation and its consolidated subsidiaries unless otherwise noted.

BUSINESS SEGMENTS
The company's principal business segments are the manufacture of bleached paper, paperboard and packaging products, unbleached paper, paperboard and packaging products and specialty chemicals. Financial information about the company's business segments is contained in Note N to the consolidated financial statements, included in the 1995 Westvaco Annual Report on pages 30 to 31, and is incorporated herein by reference.

MARKETING AND DISTRIBUTION
The principal markets for Westvaco's products are in the United States. Sales to customers outside the United States made up approximately 21% of Westvaco's total sales in 1995 (1994-19%, 1993-18%). Substantially all products are sold through the company's own sales force. Westvaco maintains 28 sales offices located throughout the United States and 25 in foreign countries.

TIMBERLANDS
The principal raw material used in the manufacture of paper, paperboard and pulp is wood. Westvaco owns 1,453,000 acres of timberland in the United States and Brazil. Westvaco's Cooperative Forest Management Program provides an additional source of wood fiber for its mills from the 1,394,000 acres covered by the program. All acreage is located within economic reach of the company's mills.

Westvaco timberlands are well stocked, mainly with vigorous pine plantations and natural hardwoods. Most pine stands harvested are plantations and are regenerated by establishing new pine plantations. Most hardwood stands harvested are re-established by planned natural regeneration, but Westvaco also operates hardwood plantation programs involving several species. Westvaco's intensive program of planting, fertilizing, control of competing vegetation and improvement through tree breeding has substantially increased wood fiber yield per acre from plantations. While Westvaco's lands have the potential to supply considerably more timber resources than the amount currently being harvested from them, the location of its mills and composition of surrounding land ownership make it possible to rely on other growers for substantial quantities of wood. The quantity of wood harvested by Westvaco from its lands in any year is primarily controlled by long-range forest management programs.

During 1995, Westvaco's timberlands harvested the equivalent of approximately 37% (1994-36%, 1993-36%) of the wood requirements of its mills. In 1995, the company purchased 8% (1994-9%, 1993-9%) of its wood requirements from non-industrial private owners of timberlands participating in its Cooperative Forest Management Program. The remainder of its mill needs was purchased from other independent wood, chip and sawmill waste suppliers. Each mill is supported by a wood procurement organization. Approximately 31 pulpwood concentration and processing yards are strategically located and have facilities for storing and shipping wood to the mills.

The supply of wood available to Westvaco from its lands and from other sources has been adequate for its production requirements.
Westvaco anticipates that there will continue to be an adequate supply of

                               I-1
wood fiber available from its own lands and from other sources to satisfy its requirements. The company continues to invest in forest research and practice its intensive forest management techniques, both of which increase the ability to provide fiber to its mills in the future. Westvaco's sole source of fiber for its domestic operations is from the United States. The company's Brazilian subsidiary uses only Brazilian fiber sources. It has a high degree of fiber self-sufficiency from pine plantations on its own timberlands base, located in the temperate area of southern Brazil over 1,000 miles south of the Amazon basin.

PATENTS
Westvaco has obtained a number of patents as a result of its research and product development efforts, and such patents and any licenses granted thereunder can be regarded as measures of its accomplishments. Westvaco is the owner of many registered trademarks for its products. Westvaco is not materially dependent on trademarks, patents or licenses under patents held by others.

DEPENDENCE UPON A SINGLE CUSTOMER
In fiscal year 1995, approximately 15% of the company's bleached segment sales were made to the domestic tobacco industry, which consists of a limited number of major companies. However, a significant portion of this paper and board is used for products which are exported. Excluding this portion, approximately 8.5% of bleached segment sales were made to the domestic tobacco industry for sale in the United States. The current legal and regulatory pressures on that industry could have an adverse effect on future bleached segment sales and profitability. The company would expect to offset unit volume declines, if any, in U. S. tobacco sales by continuing growth in sales to the liquid, dry and frozen food, personal care, foreign tobacco and other consumer product markets of the world.

COMPETITION
Westvaco's strategy is to compete by developing distinctive and innovative products and services for our customers in the United States and world markets. There are many large, well established and highly competitive sellers competing in these markets as well.

RESEARCH
Westvaco operates major research facilities at Laurel, MD, Charleston, SC, and Covington, VA, and a forest science laboratory at Summerville, SC. Forest research centers at Wickliffe, KY, Rupert, WV, and Tres Barras, State of Santa Catarina, Brazil, are working on research relating to growing and sustaining the production of timber and fiber, such as genetics, tree nutrition, regeneration, stand management, environmental protection and forest measurements. The company's larger divisions and subsidiaries also have product development staffs which work on product-related projects directed toward specific opportunities of the individual units.

The company incurred $31.4 million (1994-$30.6 million, 1993-$30.5 million) of research and development costs. Substantially all of the research projects are company sponsored. Approximately 190 scientists were employed in research and development activities.

ENVIRONMENTAL PROTECTION
Westvaco is subject to federal and state pollution control laws and regulations in all jurisdictions in which it has operating facilities. Compliance with these requirements involves the diversion of capital from productive facilities and increases operating costs. In the opinion of Westvaco's management, environmental protection requirements will not adversely affect the company's competitive industry position since other domestic companies are subject to similar requirements. Capital expenditures for pollution control facilities are expected to approximate $150 and $120 million in 1996 and 1997, respectively, which includes the investment for the removal of elemental chlorine as noted below.

The company operates in an industry subject to extensive environmental regulations. Future capital expenditures for pollution control facilities are expected to increase substantially as a result of proposed EPA air and water quality regulations for the U. S. paper industry. In 1995, the company authorized the final step in a long-term program initiated in 1989 which will result in the removal of elemental chlorine from all of

                                   I-2
our pulp bleaching processes.  To
accomplish this, Westvaco authorized an expenditure of $140 million in the spring of 1995, and we expect the program to be complete in 1997. This is an initial step in addressing the anticipated regulations. Total required expenditures related to EPA's proposals could fall in the range of $175 to $400 million. Additional operating costs, including depreciation, for these new facilities could fall in the range of $25 to $50 million pretax annually. Currently, the company does not expect final rules until sometime in 1996 with implementation required over several years thereafter. It will be difficult to develop more precise estimates until the proposed rules become final.

EMPLOYEES
At November 30, 1995, Westvaco employed approximately 13,030 persons, of whom 6,275 domestic employees are represented by various labor unions under collective bargaining agreements. Approximately 1,990 employees of Rigesa, Ltda. ("Rigesa"), Westvaco's Brazilian subsidiary, are represented under collective bargaining arrangements. Westvaco believes its labor relations are good.

INTERNATIONAL OPERATIONS
In Brazil, Rigesa operates a paperboard mill and a corrugated box plant in Valinhos, State of Sao Paulo; a paperboard mill in Tres Barras, State of Santa Catarina; and corrugated box plants in Blumenau, State of Santa Catarina; Manaus, State of Amazonia; and Fortaleza, State of Ceara. Rigesa is one of the few paper companies in Brazil which is integrated from the forests to the markets. This fact, combined with technology drawn from Westvaco's U.S. experience, has provided Rigesa with a history of high-quality products and strong historic growth. Operating results at Rigesa continue to be subject to the uncertain economic and political conditions in Brazil.

Westvaco's Czech Republic subsidiary, Westvaco Svitavy, spol. s r.o.("Svitavy"), began operating a paper converting plant in that country during the 1995 fiscal fourth quarter. Svitavy supplies consumer packaging to the markets of Eastern, Central and Western Europe. The packaging is made primarily from distinctive paper and paperboard produced by Westvaco in the United States.

Export sales from Westvaco's U.S. operations made up approximately 14% of Westvaco's 1995 sales (1994-13%, 1993-12%). Rigesa's sales, including exports, were 7% of Westvaco's total sales (1994-6%, 1993-6%). For information concerning the income of Westvaco's foreign subsidiaries for the three years ended October 31, 1995 and the assets for the two-year period then ended, see Note J to the consolidated financial statements, incorporated by reference in Part II of this report. While there are risks inherent in foreign investments, Westvaco does not believe at this time that such risks are material to its overall business prospects.

ITEM 2.  PROPERTIES

The location of Westvaco's production facilities and their principal products in each business segment as of October 31, 1995 were as follows:

BLEACHED PAPER, PAPERBOARD AND PACKAGING PRODUCTS
        Location              Product
   Covington, Virginia        Bleached paperboard
   Luke, Maryland             White printing and converting papers
   Wickliffe, Kentucky        White printing and converting papers,
                              and market pulp
   Tyrone, Pennsylvania       White printing and converting papers (from
                              purchased or transferred pulp and recovered
                              materials)
   Low Moor, Virginia         Extrusion coated bleached paperboard
   Cleveland, Tennessee       Folding cartons
   Newark, Delaware           Folding cartons
   Richmond, Virginia         Folding cartons
   Svitavy, Czech Republic    Folding cartons
   Richmond, Virginia         Cartons for liquid products

                                       I-3

   Atlanta, Georgia           Envelopes
   Dallas, Texas              Envelopes
   Enfield, Connecticut       Envelopes
   Indianapolis, Indiana      Envelopes
   Los Angeles, California    Envelopes
   North Chicago, Illinois    Envelopes
   San Francisco, California  Envelopes
   Springfield, Massachusetts Envelopes
   Williamsburg, Pennsylvania Envelopes
   Springfield, Massachusetts Flexible packaging and paper cups

UNBLEACHED PAPER, PAPERBOARD AND PACKAGING PRODUCTS
   Location                              Product
   Charleston, South Carolina            Linerboard, saturating kraft and
                                         folding carton stock
   Covington, Virginia                   Corrugating medium
   Tres Barras, Santa Catarina, Brazil   Containerboard and kraft papers
   Valinhos, Sao Paulo, Brazil           Corrugating medium (principally
                                         from waste papers)
   Richmond, Virginia                    Pre-printed linerboard
   Baltimore, Maryland*                  Corrugated boxes
   Blumenau, Santa Catarina, Brazil      Corrugated boxes
   Buffalo, New York*                    Corrugated boxes
   Chicago, Illinois*                    Corrugated boxes
   Cleveland, Ohio*                      Corrugated boxes
   Cleveland, Tennessee*                 Corrugated boxes
   Columbus, Georgia*                    Corrugated boxes
   Eaton, Ohio*                          Corrugated boxes
   Fortaleza, Ceara, Brazil              Corrugated boxes
   Gastonia, North Carolina*             Corrugated boxes
   Manaus, Amazonia, Brazil              Corrugated boxes
   Meriden, Connecticut*                 Corrugated boxes
   Richmond, Virginia*                   Corrugated boxes
   Valinhos, Sao Paulo, Brazil           Corrugated boxes
   Cameron, South Carolina               Building products
   Summerville, South Carolina           Building products

CHEMICALS
   Location                        Product
   Charleston, South Carolina      Lignin-based surfactants and tall oil
                                   derivatives
   Covington, Virginia             Activated carbon products and services
   DeRidder, Louisiana             Printing ink resins and tall oil
                                   derivatives
   Mulberry, Florida               Tall oil derivatives

OTHER
   Location                        Product
   Summerville, South Carolina     Land development

* In November 1995, the company disposed of its domestic corrugated box business.

CAPACITY AND PRODUCTION
Capacity is based on the expected operations and product mix of each of the locations. Whether capacity can in practice be attained or exceeded is dependent upon a variety of factors such as actual product mix, quantity and timing of production runs, required maintenance time and labor conditions.

                              I-4

The annual productive capacity is approximately 3,142,000 tons for the paper and paperboard mills and 1,168,000 tons for the converting plants. The 1995 production from these facilities was 3,105,000 and 926,000 tons, respectively. The mills supplied 74% of the paper and paperboard needs of the converting plants. The annual productive capacity for the chemical plants is 495,000 tons. In 1995, 452,000 tons of specialty chemicals were produced.

LEASES
See Note H to the consolidated financial statements, incorporated by reference in Part II of this report, for financial data on leases. Substantially all of the leases of production facilities contain options to purchase or renew for future periods.

TIMBERLANDS
Westvaco owns 1,453,000 acres of timberlands. There are 1,103,000 acres in the South and Middle Atlantic United States, 235,000 acres in the Central United States and 115,000 acres in Brazil. Minor sales and purchases are continuous to improve management and transportation efficiency.

OTHER INFORMATION
Certain of the facilities at the Wickliffe mill, the Indianapolis envelope plant and minor components of other plants, owned by municipal or other public authorities pursuant to standard industrial revenue bond financing arrangements, are accounted for as property owned by Westvaco. Westvaco holds options under which it may purchase each of these facilities from such authorities by paying a nominal purchase price and assuming the indebtedness owing on the industrial revenue bonds at the time of the purchase.

The company owns in fee all of the mills, plants and timberlands listed in Item 2, except leased facilities and those described above.

Westvaco's mills and plants and related machinery and equipment are considered by the company to be well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

The company is involved in contractual disputes, administrative and legal proceedings and investigations of various types, generally incidental to its business. In addition, the company is currently named as a potentially responsible party with respect to the cleanup of several hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has, as of October 31, 1995, accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company periodically reviews the status of the hazardous waste sites and adjusts its accrual as appropriate. While any litigation, proceeding or investigation has an element of uncertainty, the company and its General Counsel do not believe that the outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on its consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended October 31, 1995.

                                    I-5

Executive officers of the registrant

The following table sets forth certain information concerning the executive officers of Westvaco Corporation:

                                                   Year in which
                                                 service in present
Name                  Age                         Present position
                                                   position began

David L. Luke III*      72    Chairman of the Board     1980
John A. Luke, Jr.*      47    President and
                             Chief Executive Officer   1992
Rudolph G. Johnstone*   59    Executive Vice President  1995
E. Lee Andrews          60    Senior Vice President     1988
George E. Cruser*       65    Senior Vice President     1980
Philip H. Emery, Jr.    61    Senior Vice President     1995
Frederick C. Haas       59    Senior Vice President     1982
Jack A. Hammond         57    Senior Vice President     1992
Thomas R. Long          65    Senior Vice President     1986
                              and General Counsel       1977
William D. Major        63    Senior Vice President     1992
Brantley D. Thomas, Jr. 62    Senior Vice President     1987
R. Scott Wallinger      56    Senior Vice President     1987
John W. Hetherington    57    Vice President and        1987
                              Secretary                 1978
Ned W. Massee           45    Vice President            1991
James E. Stoveken, Jr.  56    Vice President            1986
Wendell L. Willkie II   44    Vice President  and
                              Associate General Counsel 1995
William S. Beaver       44    Treasurer                 1987
John E. Banu            48    Comptroller               1995

*  Director of Westvaco


Westvaco's officers are elected by the Board of Directors annually for one-year terms. Westvaco's executive officers have served in their present capacities for the past five years or longer with the following exceptions:

John A. Luke, Jr., Executive Vice President, 1990-1992; Rudolph G. Johnstone, Senior Vice President, 1990-1995; Jack A. Hammond, Vice President and Assistant Manager of the Bleached Board Division, 1987-1992; Philip H. Emery, Jr., Vice President, 1987-1995; William D. Major, Vice President, 1990-1992; Ned W. Massee, Manager of the Public Affairs Department since August 1991, Assistant Manager of the Public Affairs Department, March 1991-August 1991, Manager of Government Relations, 1986-1991; James E. Stoveken, Jr., Comptroller, 1979-1995; Wendell L. Willkie II, served as a Fellow in legal policy and international trade at the American Enterprise Institute, 1993-1995, prior to which he held several senior law and management positions with the U. S. government; John E. Banu, Assistant Comptroller, 1980-1995.

Information required by Item 405 of Regulation S-K will be included in Westvaco's Notice of 1996 Annual Meeting of
Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January
29, 1996, and is incorporated herein by reference.


                                    I-6

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS


(a)  Market and price range of common stock
     The company's common stock is traded on the New York, Chicago and Pacific Stock Exchanges under the symbol W. The New York Stock Exchange is the principal market in which the common stock is traded.

     The quarterly price range of common stock and the quarterly dividends per share for 1995 and 1994 are included on page 2 of the 1995 Westvaco Annual Report under the captions
     "Quarterly price ranges of stock" and "Quarterly dividends per share," and are incorporated herein by reference.

(b)  Approximate number of common shareholders
     At October 31, 1995, the number of individuals and institutions owning Westvaco common shares was about 20,490.

(c)  Dividends
     The company's record of uninterrupted quarterly cash dividends extends to 100 years. There were no restrictions on dividends at October 31, 1995.


ITEM 6.  SELECTED FINANCIAL DATA

Information required by this item is included on pages 34-35 of the 1995 Westvaco Annual Report under the caption "An eleven-year comparison," and is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included on pages 14-17 of the 1995 Westvaco Annual Report under the captions "Liquidity and capital resources," "Environmental matters," "Analysis of operations," "Fiscal year 1994" and "Fiscal year 1993," and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included on pages 18-33 of the 1995 Westvaco Annual Report under the captions "Consolidated statement of income," "Consolidated balance sheet," "Consolidated statement of cash flows," "Notes to financial statements" and "Report of independent accountants," and is incorporated herein by reference.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                   II-1

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item for the company's directors will be contained in Westvaco's Notice of 1996 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1996, and is incorporated herein by reference. Information required by this item for the company's executive officers is contained in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item will be contained in Westvaco's Notice of 1996 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1996, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information required by this item will be contained in Westvaco's Notice of 1996 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1996, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be contained in Westvaco's Notice of 1996 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1996, and is incorporated herein by reference.


                                   III-1

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)   Documents filed as part of this report:

     1.  Consolidated financial statements
         The consolidated financial statements of Westvaco Corporation and consolidated subsidiaries listed below are incorporated herein by reference to the following pages of the 1995
         Westvaco Annual Report:


                                                                    Page
         Consolidated statement of income for fiscal years
           ended October 31, 1995, 1994 and 1993                    18
         Consolidated balance sheet at October 31, 1995 and 1994    19
         Consolidated statement of cash flows for fiscal years
           ended October 31, 1995, 1994 and 1993                    20
         Notes to financial statements                              21-32
         Report of independent accountants                          33


     2.  Consolidated financial statement schedules
         All financial statement schedules have been omitted because they are inapplicable or the required information is either immaterial or shown in the consolidated financial statements and notes thereto.

         Financial statements of a 50%-owned company have been omitted because the company does not constitute a "significant subsidiary."

     3.  Exhibits

         3.i  Restated Certificate of Incorporation, previously filed as
              Exhibit 3b to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, File No. 1-3013, and incorporated herein by reference.

         3.ii Bylaws of Westvaco Corporation,
              previously filed as Exhibit 3a to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, File No. 1-3013, and incorporated herein by reference.

         4.a  Credit Agreement dated June 21,
              1993, as amended August 22, 1994, previously filed as
              Exhibit 4(a) to the company's Quarterly Report on Form l0-Q for the third quarter ended July 31, 1993 and July 31, 1994, incorporated herein by reference.

         4.b  Copies of instruments defining
              the rights of holders of long-term debt will be furnished to the Commission upon request.

         4.c  Rights Agreement dated as of
              November 24, 1987 between Westvaco Corporation and Chemical Bank (formerly Manufacturers Hanover Trust Company) previously filed as Exhibit 1 to the company's Form 8-A dated December 7, 1987, File No. 1-3013, incorporated herein by reference.

         4.d  Amendment No. 1 to Rights
              Agreement, dated as of October 25, 1988, previously filed as
              Exhibit 28(a) to the company's Form 8-K dated November 10, 1988, File No. 1-3013, incorporated herein by reference.

         4.e  Amendment No. 2 to Rights
              Agreement, dated as of October 24, 1989, previously filed as
              Exhibit 4 to the company's Form 8-K dated October 24, 1989, File No. 1-3013, incorporated herein by reference.

        10.a  The 1980 Stock Option and Stock
              Appreciation Rights Plan, as amended, previously filed as
              Exhibit 28(a) to Post-Effective Amendment No. 4 to
              Registration Statement on Form S-8, File No. 2-71723, incorporated herein by reference.

                                     IV-1

        10.b  The 1983 Stock Option and Stock
              Appreciation Rights Plan, as amended, previously filed as
              Exhibit 28(b) to Post-Effective Amendment No. 1 to
              Registration Statement on Form S-8, File No. 2-94699, incorporated herein by reference.

        10.c  The 1988 Stock Option and Stock
              Appreciation Rights Plan, as amended, previously filed as
              Exhibit 28(c) to Registration Statement on Form S-8, File No. 33-26823, incorporated herein by reference.

        10.d  Copies of Westvaco Corporation
              Savings and Investment Restoration Plan, as amended, effective January 1, 1990, and Retirement Income Restoration Plan and Excess Benefit Plan, as amended, effective January 1, 1990, previously filed as Exhibit 10(d) to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989, incorporated herein by reference.

        10.e  Amendment to the Savings and
              Investment Restoration Plan, effective January 1, 1991, previously filed as Exhibit 10(e) to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991, incorporated herein by reference.

        10.f  Copies of the 1995 Salaried
              Employee Stock Incentive Plan, effective February 28, 1995, filed as Registration Statement on Form S-8, File No. 33-57879, incorporated herein by reference.

        10.g  Copies of the 1995 Non-Employee
              Director Stock Incentive Plan, effective February 28, 1995, filed as Registration Statement on Form S-8, File No. 33-57881, incorporated herein by reference.

        10.h  Copies of Westvaco Corporation
              Savings and Investment Plan for Hourly Employees, effective June 1, 1995, filed as Registration Statement on Form S-8, File No. 33-59765, incorporated herein by reference.

        13 Pages 2 and 14 through 35 of the Westvaco Corporation 1995 Annual Report to Shareholders, filed in connection with the company's proxy under Rule 14a-3. Except for the information that is expressly incorporated by reference, the Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

        21    Subsidiaries of the Registrant.

        23    Consent of independent accountants.

        27    Financial data schedules.


(b)   Reports on Form 8-K

    There were no reports on Form 8-K filed during the fiscal quarter ended October 31, 1995.


                             IV-2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                             WESTVACO CORPORATION
                                             (Registrant)

December 19, 1995                          By /s/John A. Luke, Jr.
                                                 John A. Luke, Jr.
                                                 President and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                              Date

/s/David L. Luke III      Chairman of the Board and Director December 19, 1995
   David L. Luke III
/s/John A. Luke, Jr.      President, Chief Executive Officer December 19, 1995
   John A. Luke, Jr.       and Director
/s/Rudolph G. Johnstone   Executive Vice President           December 19, 1995
   Rudolph G. Johnstone    and Director
/s/George E. Cruser       Senior Vice President and Director December 19, 1995
   George E. Cruser        (Principal Financial Officer)
/s/John E. Banu           Comptroller                        December 19, 1995
   John E. Banu            (Principal Accounting Officer)

/s/John C. Bierwirth      Director                           December 19, 1995
   John C. Bierwirth
/s/Samuel W. Bodman III   Director                           December 19, 1995
   Samuel W. Bodman III
/s/Walter H. Brown        Director                           December 19, 1995
   Walter H. Brown
/s/W. L. Lyons Brown, Jr. Director                           December 19, 1995
   W. L. Lyons Brown, Jr.
/s/David L. Hopkins, Jr.  Director                           December 19, 1995
   David L. Hopkins, Jr.
/s/John A. Luke           Director                           December 19, 1995
   John A. Luke
/s/William R. Miller      Director                           December 19, 1995
   William R. Miller
/s/Katherine G. Peden     Director                           December 19, 1995
   Katherine G. Peden


                                   IV-3

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K
                               ANNUAL REPORT

                  PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR FISCAL YEAR ENDED OCTOBER 31, 1995

                       COMMISSION FILE NUMBER 1-3013


                           WESTVACO CORPORATION
                         (a Delaware Corporation)
              (I.R.S. Employer Identification No. 13-1466285)
                299 Park Avenue, New York, New York  10171
                          Telephone 212-688-5000


                                 EXHIBITS


                             INDEX TO EXHIBITS
Exhibit
Sequential
  No.                                                            Page No.

 3.i   Restated Certificate of Incorporation, previously filed as
       Exhibit 3b to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 (File no. 1-3013) and incorporated herein by reference.

 3.ii  Bylaws of Westvaco Corporation, previously filed as
       Exhibit 3a to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 (File no. 1-3013) and incorporated herein by reference.

 4.a   Credit Agreement dated June 21, 1993, as amended August
       22, 1994, previously filed as Exhibit 4(a) to the company's Quarterly Report on Form l0-Q for the third quarter ended July 31, 1993 and July 31, 1995, incorporated herein by reference.

 4.b Copies of instruments defining the rights of holders of long-term debt will be furnished to the Commission upon request.

 4.c   Rights Agreement dated as of November 24, 1987 between
       Westvaco Corporation and Chemical Bank (formerly
       Manufacturers Hanover Trust Company) previously filed as
       Exhibit 1 to the company's Form 8-A dated
       December 7, 1987, File No. 1-3013, incorporated herein by reference.

 4.d   Amendment No. 1 to Rights Agreement, dated as of October
       25, 1988, previously filed as Exhibit 28(a) to the company's Form 8-K dated November 10, 1988, File No. 1-
       3013, incorporated herein by reference.

 4.e   Amendment No. 2 to Rights Agreement, dated as of October
       24, 1990, previously filed as Exhibit 4 to the company's
       Form 8-K dated October 24, 1989, File No. 1-3013, incorporated herein by reference.

 10.a The 1980 Stock Option and Stock Appreciation Rights Plan, as amended, previously filed as Exhibit 28(a) to Post-
       Effective Amendment No. 4 to Registration Statement on
       Form S-8, File No. 2-71723, incorporated herein by reference.

 10.b The 1983 Stock Option and Stock Appreciation Rights Plan, as amended, previously filed as Exhibit 28(b) to Post-
       Effective Amendment No. 1 to Registration Statement on
       Form S-8, File No. 2-94699, incorporated herein by reference.

 10.c The 1988 Stock Option and Stock Appreciation Rights Plan, as amended, previously filed as Exhibit 28(c) to Registration Statement on Form S-8, File No. 33-26823, incorporated herein by reference.

 10.d Copies of Westvaco Corporation Savings and Investment Restoration Plan, as amended, effective January 1, 1990, and Retirement Income Restoration Plan and Excess Benefit Plan, as amended, effective January 1, 1990, previously filed as Exhibit 10(d) to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989, incorporated herein by reference.

 10.e Amendment to the Savings and Investment Restoration Plan effective January 1, 1991, previously filed as Exhibit 10(e) to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991, incorporated herein by reference.

 Exhibit
Sequential
   No.                                                            Page No.


 10.f Copies of the 1995 Salaried Employee Stock Incentive Plan, effective February 28, 1995 filed as Registration
       Statement on Form S-8, File No. 33-57879, incorporated herein by reference.


 10.g  Copies of the 1995 Non-Employee Director Stock Incentive
       Plan,effective February 28, 1995 filed as Registration
       Statement on Form S-8, File No. 33-57881, incorporated herein by reference.


 10.h Copies of Westvaco Corporation Savings and Investment Plan for Hourly Employees, effective June 1, 1995, filed as
       Registration Statement on Form S-8, File No. 33-59765, incorporated herein by reference.

 13    Pages 2 and 14 through 35 of the Westvaco Corporation 1995
       Annual Report to Shareholders filed in connection with the company's proxy under Rule 14a-3.  Except for the information that is expressly incorporated by reference, the Annual Report to Shareholders is furnished for the information of the
       Securities and Exchange Commission and is not deemed to be
       filed as part of this report.                                   15

 21    Subsidiaries of the Registrant.                                 38

 23    Consent of independent accountants.                             39

 27    Financial data schedules.                                       40

Highlights of the year                                 Exhibit No. 13



                                           1995               1994

Sales                                $3,272,447,000      $2,607,474,000

Net income before extraordinary
  charge                               $283,426,000        $103,606,000(2)

Extraordinary charge - extinguishment
  of debt, net of taxes                 $[2,590,000]                 -

Net income                             $280,836,000       $103,606,000

Net income per common share
  before extraordinary charge                 $2.80              $1.03(2)

Extraordinary charge -
  extinguishment of debt                      $[.02]                 -

Net income per common share                   $2.78              $1.03

Common stock dividends                  $77,929,000        $73,754,000

Dividends per common share                     $.77               $.73 1/3

Capital expenditures                   $309,020,000       $207,257,000


Sales by quarter         Earnings by quarter

In millions                In millions                     Per share
Quarter   1995    1994     Quarter    1995      1994      1995    1994
First   $  742  $  577     First    $ 49.3   $ 15.8(2)   $ .49     .16(2)
Second     804     627     Second     65.0     16.3        .64     .16
Third      855     641     Third      77.6(1)  20.2        .77(1)  .20
Fourth     871     762     Fourth     88.9     51.3        .88     .51
Total   $3,272  $2,607     Total    $280.8   $103.6      $2.78   $1.03

Quarterly dividends per share Quarterly price ranges of stock*
                                               1995                1994
Quarter  1995      1994       Quarter High      Low      High       Low
First    $.18 1/3  $.18 1/3   First    $26 1/2  $21 1/6   $25 1/3   $21
Second    .18 1/3   .18 1/3   Second    29 1/12  24 1/3    24 1/12   19 3/4
Third     .18 1/3   .18 1/3   Third     31 2/3   27 3/4    23 1/12   19 5/6
Fourth    .22       .18 1/3   Fourth    31 2/3   26 3/4    26        22 1/3
Total    $.77      $.73 1/3

(1) Includes an extraordinary charge of $2.6 million, or $.02 per share, from the extinguishment of high interest rate debt.

(2) Includes a combined pretax gain of $10.1 million, or $.06 per share, from the sale of property and the sale of an operating lease.

* This table reflects the range of market prices of Westvaco common stock as quoted in the New York Stock Exchange - Composite
      Transactions. The New York Stock Exchange is the principal market in which the securities are traded.

    All per share data and quarterly price ranges of stock have been adjusted to give effect to the 1995 three-for-two common stock split as described in Note K to the consolidated financial statements.


Westvaco Corporation
and consolidated subsidiary companies

                                    2

Management's discussion and analysis of financial condition and results of operations

Liquidity and capital resources

At October 31, 1995, the ratio of current assets to current liabilities was 1.8 compared to 1.7 in both 1994 and 1993. The twelve-month average collection period for trade receivables was 32 days in 1995, the same as in 1994 and compared with 31 days in 1993. Cash and marketable securities increased $77 million reflecting strong operating cash flows partially offset by cash used for investing and financing activities. Cash flows from operations were $523 million for 1995, compared to $326 million in 1994 and $240 million in 1993. Inventories increased from October 1994 levels but remained historically low relative to sales. Receivables increased 15.5% reflecting the increased sales in 1995.
  New investment in plant and timberlands of $309 million for 1995 included $290 million in cash expenditures, compared to capital expenditures of $207 million in 1994 and $442 million in 1993 which included cash expenditures of $215 million and $433 million, respectively. At October 31, 1995, the amounts committed to complete all authorized capital projects were $730 million. Capital expenditures for 1996 are expected to range from $500 million to $550 million. The company may from time to time use outside sources to supplement its internal cash flows in order to support future levels of capital investments, as it has in the past.
  Cash flows from financing activities for 1995 reflected the issuance and repayment of commercial paper and the repayment of $82.5 million of sinking fund debentures, including $64 million of high interest rate debentures retired during the third quarter.
At October 31, 1995, the company had no outstanding commercial paper but may continue to utilize commercial paper as it has in the past. The company maintains a $400 million revolving credit agreement and has access to an additional $75 million of unsecured bank credit lines. There were no borrowings during the year under any of these arrangements. The ratio of debt to total capital employed was 30% at October 31, 1995, compared to 34% in 1994 and 35% in 1993.
  On August 22, 1995, the Board of Directors declared a three-for-two common stock split in the form of a 50% stock dividend payable October 2, 1995, to shareholders of record on September 1, 1995. The board also voted to increase the quarterly dividend by 20% to $.22 per quarter after the split (see notes to the financial statements).

Environmental matters: The company operates in an industry subject to extensive environmental regulations. Future capital expenditures for pollution control facilities are expected to increase substantially as a result of proposed EPA air and water quality regulations for the United States paper industry. In 1995, the company authorized the final step in a long-term program initiated in 1989 which will result in the removal of elemental chlorine from all of our pulp bleaching processes. To accomplish this, Westvaco authorized an expenditure of $140 million in the spring of 1995, and we expect the program to be complete in 1997. This is an initial step in addressing the anticipated regulations. Total required expenditures related to EPA's proposals could fall in the range of $175 to $400 million. Additional operating costs, including depreciation, for these new facilities could fall in the range of $25 to $50 million pretax annually. Currently, the company does not expect final rules until sometime in 1996 with implementation required over several years thereafter. It will be difficult to develop more precise estimates until the proposed rules become final.
  The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters.

Analysis of operations

Record sales for the fiscal year ended October 31, 1995 reflect the very strong business conditions during most of the year. However, in the near term we expect to experience a quieter period of market demand as the rate of growth in the United States economy slows and some of our customers reduce inventory levels. Sales of $3.3 billion for the fiscal year were up 25.5% from 1994, primarily due to a 19.2% increase in price and product mix and a 6.3% increase in the volume of shipments. Export sales increased 30% from 1994 and accounted for nearly 14% of the company's 1995 consolidated sales. Total sales outside of the United States, including Rigesa, Ltda., our Brazilian subsidiary, accounted

                             14
for more than 21% of consolidated sales. The growth in exports and international sales reflects a strong demand for the company's distinctive and differentiated products outside of the United States. The company is continuing to vigorously support efforts to cultivate opportunities in international markets. Gross profit margin for the year was 24%, compared with 18% in 1994. Cost of products sold increased 18% in 1995, due to volume increases and increases in the costs for direct materials. Bleached segment: Bleached segment sales were up 24.6% from 1994, reflecting a 15.6% increase in price and product mix and a 9% increase in volume. Bleached segment sales increases during 1995 reflect the improved pricing and demand in both domestic and export markets. Operating profit for the bleached segment increased to $394.6 million from $242.1 million as a result of the strong market conditions. For the year, approximately 15% of bleached segment sales were made to the domestic tobacco industry, which consists of a limited number of major companies. However, a significant portion of this paper and board is used for products which are exported. Excluding this portion, approximately 8.5% of bleached segment sales were made to the domestic tobacco industry for sale in the United States. The current legal and regulatory pressures on that industry could have an adverse effect on future bleached segment sales and profitability. We would expect to offset any unit volume declines in United States tobacco sales by continuing growth in our sales to the liquid, dry and frozen food, personal care, foreign tobacco and other consumer product markets of the world. Unbleached segment: Sales for the unbleached segment increased 32.4% for the year as a result of a 31.5% increase in price and product mix and a .9% increase in volume. Operating profit for the unbleached segment increased to $221.2 million from $51.8 million in 1994, as a result of improvements in all major business units of the segment, including Rigesa. Rigesa accounted for approximately 27% and 40% of unbleached segment sales and operating profit, respectively. During the second half of our 1994 fiscal year, the Brazilian government adopted a new economic plan that has significantly reduced inflation. The impact on 1995 sales and earnings has been positive, but the company cannot predict the continued success of the plan. The company has signed a contract to sell its domestic corrugated box business. The sale is expected to take place during the first fiscal quarter of 1996 and not have a material impact on the company's operating results.
Chemicals segment: Sales for the chemicals segment increased 15% from 1994, reflecting a price and product mix improvement of 11.5% and a volume increase of 3.5%. Operating profit decreased to $43.9 million, compared to $48.4 million in 1994. The 1995 operating results for the chemicals segment reflect the impact of our active new product efforts which have temporarily affected earnings.
  Other income (expense) increased $24.6 million in 1995 due principally to foreign currency translation gains as compared to losses in 1994 and higher interest income, partially offset by the lower level of gains on property transactions in 1995. The 16.6% increase in selling, research and administrative expenses included increases in costs related to stock appreciation rights and payroll and benefit costs. Interest expense decreased 8.1% for the year, reflecting the early extinguishment and scheduled repayment of sinking fund debt and a decrease in the interest paid on commercial paper.
  Record net income for the year of $280.8 million, or $2.78 per share, surpassed last year's net income of $103.6 million, or $1.03 per share, by a considerable margin. Earnings for 1995 included an extraordinary charge of $2.6 million, or $.02 per share, from the extinguishment of high interest rate debt. Earnings for 1994 included a net gain of $.06 per share from the sale of property and the sale of an operating lease. The effective tax rate increased to 39.7% for the 1995 fiscal year compared to 36% in 1994, due mainly to increased foreign source income, taxed at higher rates.

Fiscal year 1994
Results for the fiscal year ended October 31, 1994 reflected the accelerating demand for our products through the year. Sales of $2.6 billion for the fiscal year set a record and were up 11.2% from 1993, primarily due to an 11.9% increase in the volume of shipments. Export sales increased almost 24% from 1993. In 1994, exports accounted for nearly 14% of the company's consolidated sales, up from 12% in 1993. Gross profit margin for 1994 was 18%, compared with 19% in 1993. Cost of products sold increased 12.4% in 1994, due mainly to the increase in the volume of shipments. Depreciation and amortization expense for the fiscal

                               15
year increased 12.5%, following the commencement of operations of the company's new bleached board machine in late 1993.
  Bleached segment sales were up 11.3% from 1993, reflecting a 13.7% increase in volume, partially offset by a 2.4% decline due to changes in price and product mix. Bleached segment unit volume increases during 1994 were primarily due to increases in bleached board shipments following the completion of our bleached board expansion project. Operating profit for the bleached segment increased to $242.1 million from $220.1 million, due mainly to the inclusion of a portion of the special charge in 1993 (see notes to the financial statements). During the 1994 fiscal year, approximately 24% of bleached segment sales were made to the tobacco industry, which consisted of a limited number of major companies. However, a significant portion of this paper and board was exported or used to produce products for export. Excluding that portion, approximately 10% of bleached segment sales were made to the domestic tobacco industry for sale in the United States.
  Sales for the unbleached segment increased 11.3% in 1994 as a result of a 10.3% increase in volume and a 1% increase in price and product mix. Shipments from our United States operations and from Rigesa were strong during the year. Operating profit for the unbleached segment increased to $51.8 million from $1.6 million in 1993, due mainly to the increase in the volume of unbleached paper shipments and Rigesa's results which showed significant improvement. The Brazilian government's economic plan to control inflation had a positive impact on Rigesa's sales and earnings in 1994.
  Sales for the chemicals segment increased 10.1% from 1993, reflecting a price and product mix improvement of 6.3% and a volume increase of 3.8%. Operating margins for the segment remained strong, with operating profit at $48.4 million, compared to $42.6 million in 1993.
  Other income (expense) increased $20.5 million in 1994 due to gains on property transactions and decreased foreign currency translation losses related to Rigesa. Interest expense increased 31.9% for the year, reflecting a decrease in interest capitalized in connection with our bleached board expansion project, which was completed in late 1993.
  Net income for fiscal 1994 of $103.6 million, or $1.03 per share, decreased from 1993 net income of $104.3 million, or $1.04 per share. Earnings for 1994 included a combined pretax gain of $10.1 million, or $.06 per share, from property transactions which was included in other income. Earnings for 1993 were favorably impacted by $55.2 million, or $.55 per share, for the cumulative effect of the adoption of three new accounting standards. Earnings for 1993 were adversely impacted by $.46 per share, due to a special pretax charge of $43.4 million, or $.26 per share, in connection with a restructuring program designed to improve productivity and permanently reduce costs (see notes to the financial statements); a provision of $12.9 million, or $.13 per share, for the impact of an increase in the federal income tax rate; and an extraordinary charge of $7.4 million, or $.07 per share, from the extinguishment of debt. Although the savings from these initiatives reached planned levels during 1994, the effect on net income of the savings, primarily related to the planned reduction in salaried employees, was more than offset by the intensely competitive conditions existing during the first three quarters of 1994 and by increased interest expense and depreciation. The effective tax rate decreased to 36% for the 1994 fiscal year from 39% in 1993, reflecting the adjustment of the deferred tax reserves in 1993 primarily due to the effect of the increase in the federal income tax rate.

Fiscal year 1993
Results for the fiscal year ended October 31, 1993 reflected the slow growth in the United States economy and soft economies in major foreign markets. Sales of $2.3 billion for the fiscal year were up .4% from 1992, reflecting a 2.3% increase in the volume of shipments offset by a 1.9% decrease in price and product mix. Gross profit margin for the year was 19%, compared with 21% in 1992. Cost of products sold increased 2.4% in 1993, due mainly to the increase in the volume of shipments. Sales for the bleached segment were down .7% from 1992, reflecting a 2.3% decline in price and product mix, partially offset by a 1.6% increase in volume. Coated and uncoated paper shipments increased over 1992, although prices remained under pressure due to industry capacity additions. Bleached board export volume was up almost 18%; this increase was more than offset by a decline in domestic volume. Operating profit for the bleached segment decreased 18%, due to the impact of the 1993 special charge and competitive conditions in bleached board markets. Sales for the unbleached segment increased 3.2% for the year as a result of increased volume at Rigesa. Operating profit for the

                               16
unbleached segment declined to
$1.6 million from $43.5 million in 1992, reflecting weak volume in our domestic operations, higher materials costs and the impact of the special charge. Operating results at Rigesa remained subject to the uncertain economic and political conditions in Brazil. Sales for the chemicals segment increased 1.2% from 1992, reflecting a 7% improvement in the volume of shipments, offset by declines in price and product mix for certain chemical products.
  Other income (expense) decreased $11.5 million in 1993 due to higher currency translation losses in 1993 and the inclusion in 1992 of gains from two significant land sales. Depreciation and amortization expense for the fiscal year increased 6.5% as capital projects were completed. Selling, research and administrative expenses increased 5.5% in 1993 in connection with budgeted increases in worldwide marketing and distribution capabilities and higher payroll costs at Rigesa. Interest expense increased 4.7% in 1993, reflecting interest costs associated with the issuance of $300 million of debentures in 1993.
  Net income for the year of $104.3 million, or $1.04 per share, declined from last year's net income of $135.9 million, or $1.37 per share. Earnings for the year included a special pretax charge of $43.4 million, or $.26 per share, in connection with the restructuring plan announced in August 1993 (see notes to the financial statements). Earnings for 1993 were also affected by a provision of $12.9 million, or $.13 per share, for the impact of an increase in the federal income tax rate and an extraordinary charge of $7.4 million, or $.07 per share, from the extinguishment of debt, both recorded in the fourth quarter (see notes to the financial statements). Earnings for 1993 also included $55.2 million, or $.55 per share, for the cumulative effect of the adoption of three new accounting standards. The effective tax rate was 39% for the 1993 fiscal year compared to 34% for 1992, due to the increase in the federal income tax rate, partially offset by the favorable resolution of prior years' tax issues and the favorable impact of Rigesa's lower effective tax rate. Each of these items had greater impact in 1993 due to lower consolidated pretax income.

Fourth quarter results
Sales were $871 million for the fourth quarter of 1995, compared to sales of $762 million for the fourth quarter of 1994. In the fourth quarter of 1995, the company recorded net income of $88.9 million, or $.88 per share, compared to net income of $51.3 million, or $.51 per share, for the prior year period.

Dividend reinvestment plan
At year end, 14,910 shareholders, including members of the company's savings and investment plans for salaried and hourly employees, representing 13,801,790 shares of Westvaco common stock, were participants in the company's Dividend Reinvestment Plan.

Number of shareholders
At year end, the number of individuals and institutions owning Westvaco common shares was about 20,490. This number includes 11,890 members of the company's salaried and hourly savings and investment plans. The plans, established in 1968 and 1995, respectively, hold 12,344,965 shares of Westvaco common stock for the accounts of participants. This represents 12% of the 101,551,211 shares of common stock outstanding at year end.

Payroll and benefit costs
The total cost of payroll and benefits was $694 million, compared with $632 million in 1994. This includes $47.7 million in Social Security taxes in 1995 and $44 million in 1994. Payroll and benefit costs were 21% of sales in 1995 and 24% of sales in 1994. Sales per employee have increased 43% in the last five years. In 1990, they stood at $160,289, rising to $228,842 in 1995.

Financial statements

Consolidated statement of income
In thousands, except per share
                                                  Year ended October 31
                                               1995       1994        1993

Sales                                    $3,272,447 $2,607,474  $2,344,560
Other income [expense]                       30,297      5,686     [14,774]
                                          3,302,744  2,613,160   2,329,786

Cost of products sold [excludes
  depreciation shown separately below] 2,266,807 1,921,363 1,708,676 Selling, research and
  administrative expenses                   235,100    201,540     207,102
Depreciation and amortization               230,306    219,282     194,994
Special charge                                    -          -      43,406
Interest expense                            100,205    109,069      82,696
                                          2,832,418  2,451,254   2,236,874

Income before taxes                         470,326    161,906      92,912

Income taxes                                186,900     58,300      36,400

Income before extraordinary charge and
  cumulative effect of accounting
  changes                                   283,426    103,606      56,512

Extraordinary charge - extinguishment
  of debt, net of taxes                      [2,590]         -      [7,351]

Cumulative effect of accounting
  changes, net of taxes                           -          -      55,180

Net income                               $  280,836 $  103,606  $  104,341

Per share of common stock:
  Income before extraordinary
  charge and cumulative effect
  of accounting changes                  $     2.80 $     1.03  $      .56
  Extraordinary charge                         [.02]         -        [.07]
  Cumulative effect of accounting changes         -          -         .55
  Net income                             $     2.78 $     1.03  $     1.04



All per share data has been adjusted to give effect to the 1995 three-for-two common stock split as described in Note K.

The accompanying notes are an integral part of these financial statements.


Westvaco Corporation
and consolidated subsidiary companies

Consolidated balance sheet
In thousands
                                                  At October 31
                                             1995          1994

Assets
Cash and marketable securities         $  151,823    $   75,003
Receivables                               311,366       269,403
Inventories                               274,144       236,041
Prepaid expenses
 and other current assets                  49,683        50,106
  Current assets                          787,016       630,553
Plant and timberlands:
  Machinery                             4,082,419     3,950,692
  Buildings                               565,081       526,876
  Other property, including plant land    193,506       186,757
                                        4,841,006     4,664,325
  Less:  accumulated depreciation       2,152,901     1,964,285
                                        2,688,105     2,700,040
  Timberlands-net                         241,324       237,199
  Construction in progress                210,661       126,112
                                        3,140,090     3,063,351

Other assets                              325,626       289,089
                                       $4,252,732    $3,982,993

Liabilities and shareholders' equity

Accounts payable and accrued expenses $ 338,237 $ 302,569 Notes payable and current maturities of
  long-term obligations                    41,191        41,640
Income taxes                               49,273        17,357
  Current liabilities                     428,701       361,566
Long-term obligations                   1,147,020     1,234,300
Deferred income taxes                     596,460       525,112
Shareholders' equity:
  Common stock, $5 par, at stated value
   Shares authorized:  200,000,000
   Shares issued:  102,334,244
    [1994-101,395,841 as adjusted for the
       three-for-two stock split]         741,193       551,265
  Retained income                       1,356,408     1,323,982
  Common stock in treasury, at cost
   Shares held:  783,033
     [1994-645,614 as adjusted for the
       three-for-two stock split]        [17,050]      [13,232]
                                        2,080,551     1,862,015
                                       $4,252,732    $3,982,993



The accompanying notes are an integral part of these financial statements.



Westvaco Corporation
and consolidated subsidiary companies

Consolidated statement of cash flows
In thousands
                                                     Year ended October 31
                                                    1995      1994      1993

Cash flows from operating activities:
  Net income                                   $ 280,836  $103,606  $104,341
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Cumulative effect of accounting changes            -         -   [55,180]
    Provision for depreciation and amortization  230,306   219,282   194,994
         Provision for deferred income taxes      74,057    47,699    17,260
    Provision for special charge                       -         -    43,406
    Gains on sales of plant and timberlands       [7,792]  [10,025]     [302]
    Pension credit and other employee benefits   [13,851]  [40,736]  [38,715]
    Foreign currency translation [gains] losses   [2,561]   11,738    21,893
  Net changes in assets and liabilities          [44,033]   [7,151]  [50,086]
  Other, net                                       5,682     2,003     2,848
       Net cash provided by operating activities 522,644   326,416   240,459

Cash flows from investing activities:
  Additions to plant and timberlands            [290,053] [214,751] [433,499]
  Proceeds from sales of plant and timberlands    11,754    13,894     5,928
  Other, net                                        [909]   [2,983]   [2,779]
       Net cash used in investing activities    [279,208] [203,840] [430,350]

Cash flows from financing activities:
  Proceeds from issuance of common stock          13,237     7,160    16,553
  Proceeds from issuance of debt                  96,214   402,457   338,737
  Common stock purchased                               -         -    [1,311]
  Dividends paid                                 [77,929]  [73,754]  [73,301]
  Repayment of notes payable and long-term
   obligations                                  [201,172] [429,796] [207,172]
       Net cash [used in] provided by
        financing activities                    [169,650]  [93,933]   73,506

Effect of exchange rate changes on cash            3,034   [10,199]  [18,145]

  Increase [decrease] in cash and
   marketable securities                          76,820    18,444  [134,530]

Cash and marketable securities:
  At beginning of period                          75,003    56,559   191,089
  At end of period                             $ 151,823  $ 75,003  $ 56,559



The accompanying notes are an integral part of these financial statements.



Westvaco Corporation
and consolidated subsidiary companies
Notes to financial statements

Summary of significant accounting policies

Basis of consolidation: The consolidated financial statements include the accounts of all subsidiaries more than 50% owned.

Accounting changes: During the fourth quarter of fiscal 1993, the company adopted, retroactive to November 1, 1992, Statement of Financial Accounting Standards (SFAS) 106, Employers' Accounting for Postretirement Benefits Other Than Pensions; SFAS 109, Accounting for Income Taxes; and SFAS 112, Employers' Accounting for Postemployment Benefits. The 1993 first quarter was restated to include the cumulative effect on prior years.

Translation of foreign currencies: The functional currency for the company's Brazilian operations is the U.S. dollar, due to the hyperinflationary economy which has existed in that country. Foreign currency asset and liability accounts are remeasured into U.S. dollars at fiscal year-end rates except for inventories, properties and accumulated depreciation, which are translated at historical rates; revenues and expenses (other than those relating to assets translated at historical rates) are translated at average rates prevailing during the year. Translation gains and losses are included in other income (expense).

Marketable securities: For financial statement purposes, marketable securities purchased three months or less from maturity are considered to be cash equivalents.

Inventories: Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for raw materials, finished goods and certain production materials, where allowed for U.S. federal income tax purposes. Cost of all other inventories is determined by the first-in, first-out (FIFO) or average cost method.

Plant and timberlands: Owned assets are recorded at cost. Also included in the cost of these assets is interest on funds borrowed during the construction period. When assets are sold, retired or disposed of, their cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in other income (expense). Costs of renewals and betterments of properties are capitalized; costs of maintenance and repairs are charged to income. Costs of reforestation of timberlands are capitalized.

Depreciation and amortization: The cost of plant and equipment is depreciated over the estimated useful lives generally by the straight-line method. For certain major projects, the units-of-production method is used until a commercial level of production is reasonably sustained. The cost of standing timber is amortized as timber is cut, at rates determined annually based on the relationship of unamortized timber costs to the estimated volume of recoverable timber.

Revenue recognition: The company recognizes revenues at the point of passage of title, which is generally at the time of shipment.

Income taxes: Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the enacted tax rates in effect for the years the differences are expected to reverse.

Preoperating costs: Preoperating costs relating to major facilities are deferred and all others are charged to income as incurred. Deferred preoperating costs are amortized over a sixty-month period following commencement of commercial operations of the facility.

Income per share: Net income per common share is based on the weighted average number of common shares and common share equivalents outstanding during the year.

Special charge: During the fourth quarter of 1993, the company established a special charge of $43,406,000, or $.26 per share, in connection with a restructuring program designed to improve productivity and permanently reduce costs. Under the program, which is now complete, the company eliminated over 450 salaried positions, closed certain specialized facilities and consolidated certain product lines. At October 31, 1995, there wasno balance remaining in the reserve.

A.  Other income (expense)
Components of other income (expense) are as follows:

In thousands                                   1995         1994         1993

Gains on sales of plant, equipment
 and timberlands                            $ 7,792      $10,025     $    302
Interest income                              14,738        7,832        6,608
Foreign currency translation gains [losses]   2,561      [11,738]     [21,893]
Other, net                                    5,206         [433]         209
                                            $30,297      $ 5,686     $[14,774]

B.  Research and development
Expenditures of $31,397,000 (1994-$30,642,000, 1993-$30,479,000)
were expensed as incurred.

C.  Income taxes
Income before provision for income taxes consisted of:

In thousands                          1995        1994        1993

Domestic                          $365,156    $133,616     $80,681
Foreign                            105,170      28,290      12,231
                                  $470,326    $161,906     $92,912

The provision for income taxes is composed of:

In thousands                          1995        1994        1993

Current:
 Federal                          $ 58,151     $ 6,632     $22,403
 State                               8,700         728         560
 Foreign                            45,992       3,241     [3,823]
                                   112,843      10,601      19,140
Deferred:
 Federal                            56,315      34,771      11,815
 State                              16,846       9,880       5,752
 Foreign                               896       3,048       [307]
                                    74,057      47,699      17,260
                                  $186,900     $58,300     $36,400

Under the Omnibus Budget Reconciliation Act enacted in the company's 1993 fourth quarter, the federal income tax rate was increased to 35% retroactive to January 1, 1993. The provision for income taxes for the 1993 fourth quarter included $11.7 million, or $.12 per share, for the impact of the higher tax rate on the deferred tax liability balance, and $1.2 million, or $.01 per share, for the impact on 1993 results.

The net deferred income tax liability at October 31, 1995 and 1994 includes the following components:

In thousands                                      1995        1994

Current deferred tax asset
 Employee benefits                            $ 11,339    $ 16,172
 Other, net                                     21,103      19,058
                                                32,442      35,230

Noncurrent deferred tax assets
 Alternative minimum tax carryforward          141,069     102,710
 Net operating loss carryforward                     -      32,012
 Other, net                                          -         579
                                               141,069     135,301

Noncurrent deferred tax liabilities
 Depreciation                                  548,437     505,569
 Pension and other employee benefits            87,979      73,989
 State and local taxes                          81,393      67,817
 Other, net                                     19,720      13,038
                                               737,529     660,413
Total net deferred tax liability              $564,018    $489,882

In fiscal year 1993, the company adopted SFAS 109, Accounting for Income Taxes. The cumulative effect of adoption as of November 1, 1992 was a reduction of $70.5 million in the deferred tax liability, resulting in an increase in 1993 earnings per share of $.71.

The differences (expressed as a percentage of pretax income) between the U.S. statutory federal income tax rate and the effective income tax rate as reflected in the accompanying consolidated statement of income are:

                                        1995       1994       1993

Statutory federal income tax rate       35.0%      35.0%      34.8%
State and local taxes                    3.5        4.3        4.4
Foreign income at other than U.S. rates  2.7       [2.2]      [9.3]
Resolution of prior years' tax issues   [1.1]       [.5]      [2.2]
Tax rate changes                           -          -       12.6
Other items, net                         [.4]       [.6]      [1.1]
Effective tax rate                      39.7%      36.0%      39.2%

At October 31, 1995, for tax purposes, the company had available
$141 million of alternative minimum tax credit carryforwards, which do not expire under current laws.

Provision has not been made for income taxes which would become payable upon remittance of $178 million of the October 31, 1995 undistributed earnings of certain foreign subsidiaries representing that portion of such earnings which the company considers to have been indefinitely reinvested in the subsidiaries, principally in Brazil. Computation of the potential deferred tax liability associated with these undistributed earnings is not practicable.

D.  Current assets
Marketable securities of $90,080,000 (1994-$45,546,000) are valued at cost, which approximates market value. Receivables include
$9,055,000 from sources other than trade (1994-$4,522,000) and have been reduced by allowances for discounts and doubtful accounts of $15,550,000 (1994-$14,381,000). Inventories at October 31 are
composed of:

In thousands                                      1995        1994
Raw materials                                 $ 71,998    $ 55,748
Production materials, stores and supplies       77,769      71,622
Finished and in process goods                  124,377     108,671
                                              $274,144    $236,041

If inventories had been valued at current cost, they would have been $415,431,000 in 1995 (1994-$342,848,000).

E.  Accounts payable and accrued expenses
Accounts payable and accrued expenses at October 31 consist of:

In thousands                                      1995        1994
Accounts payable:
 Trade                                        $121,683    $101,066
 Other                                           9,890       8,910
Accrued expenses:
 Taxes, other than income                       19,535      18,462
 Interest                                       26,263      29,162
 Payroll and employee benefit costs            103,502      90,781
 Special charge                                      -       8,087
 Other                                          57,364      46,101
                                              $338,237    $302,569

F.  Interest capitalization

In 1995, $107,501,000 of interest cost was incurred (1994-
$114,947,000, 1993-$115,494,000) of which $7,296,000 was
capitalized (1994-$5,878,000, 1993-$32,798,000).

G.  Cash flows
Changes in assets and liabilities are as follows:

In thousands                           1995       1994       1993
[Increase] decrease in:
   Receivables                     $[41,974]  $[41,602]  $[ 5,928]
   Inventories                      [37,911]    35,968    [40,141]
   Prepaid expenses
    and other current assets         [2,287]     2,650    [ 2,267]
Increase [decrease] in:
   Accounts payable and
    accrued expenses                  6,153     [5,951]     5,417
   Income taxes payable              31,986      1,784    [ 7,167]
                                   $[44,033]  $ [7,151]  $[50,086]

Reconciliation of capital expenditures on a cash basis:

In thousands                                 1995      1994       1993
New investment in plant and timberlands  $309,020  $207,257   $442,168
Less:  debt assumed                          [159]      [10]   [29,091]
       net change in related
        current liabilities               [18,808]    7,504     20,422

Cash additions to plant and timberlands  $290,053  $214,751   $433,499

Cash payments for interest excluding amounts capitalized were $103,313,000 in 1995 (1994-$118,850,000, 1993-$82,542,000). Cash
payments for income taxes were $78,563,000 in 1995 (1994-$15,775,000,
1993-$28,586,000).

H.  Leasing activities and other commitments
The company leases a variety of assets for use in its operations. Leases for administrative offices, converting plants and storage facilities generally contain options which allow the company to extend lease terms for periods up to 25 years, or to purchase the properties. Certain leases provide for escalation of the lease payments as maintenance costs and taxes increase.

The company has no significant capital lease liabilities. Minimum rental payments under operating leases that have noncancellable lease terms in excess of 12 months, are as follows:

                                                          Operating
In thousands                                                 leases
1996                                                      $ 22,395
1997                                                        18,107
1998                                                        14,177
1999                                                        10,857
2000                                                         7,919
Later years                                                 46,073
Minimum lease payments                                    $119,528

Rental expense under operating leases was $33,973,000 in 1995
(1994-$30,657,000, 1993-$28,972,000).

At October 31, 1995, commitments required to complete currently authorized capital projects are $730 million.

I.  Notes payable and long-term obligations
At October 31, 1995, notes payable and long-term obligations include:

In thousands                                 Current       Noncurrent

Debentures:
   9.65%, due 2002                                      $  100,000
   9 3/4%, due 2020                                        100,000
Sinking Fund Debentures:
   7%, due 2004-2023                                       150,000
   7.75%, due 2004-2023                                    150,000
   8 1/8%, due 1996-2007                   $  2,350         28,850
   8.30%, due 2003-2022                                    125,000
   10 1/8%, due 2000-2019                                  100,000
   10 1/4%, due 1999-2018                                  100,000
   10.30%, due 2000-2019                                   100,000
   12.30%, due 1996                          11,250
Pollution Control Revenue Bonds:
   5.2-6.2%, due 1998-2008                                   9,200
   5.85-6.65%, due 2004-2018                                26,620
   5 7/8-5.9%, due 1996-2003                    965         12,400
   5 7/8-6.2%, due 1997-2007                                13,430
   7 1/8-7 1/2%, due 1996-2001                  300          4,600
   8 1/4%, due 2000-2010                                     4,100
   9 1/8-9.6%, due 2006-2015                                10,100
   10 1/2%, due 2004                                         1,500
Industrial Revenue Bonds:
   7%, due 1999-2009                                        15,300
Economic Development Bonds:
   8 3/4%, due 2000-2010                                     4,300
Notes payable and other                      26,326         91,620
                                           $ 41,191     $1,147,020

Outstanding noncurrent obligations maturing in the four years after 1996 are (in millions): 1997-$29.4; 1998-$26.7; 1999-$14.6; 2000-$25.9.

Westvaco is a party to a revolving credit agreement for $400 million. Borrowings under the agreement may be in unsecured domestic or Eurodollar notes and may be at rates approximating prime or the London Interbank Offered Rate, at the company's option. There is a nominal commitment fee on the unused funds. The company also has available $75 million of additional unsecured domestic lines of credit at interest rates approximating the prime rate. There were no borrowings under any of these facilities during 1995 or 1994.

During the 1995 third quarter, the company retired, at a premium, $63,750,000 of 12.3% debentures due in 2015. The transaction resulted in an extraordinary charge of $2,590,000, net of an income tax benefit of $1,690,000. During the 1993 fourth quarter, the company irrevocably set aside funds for the early payment of principal, premium and interest of long-term debt which was subsequently retired. The transaction resulted in an extraordinary charge to 1993 net income of $7,351,000, net of an income tax benefit of $4,765,000.

At October 31, 1995, the book value of financial instruments included in notes payable and long-term obligations was $1,129,849,000 (1994-$1,220,384,000), and the fair value was estimated to be $1,226,188,000 (1994-$1,221,227,000).  The company has estimated the fair value of financial instruments based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

J.  Foreign subsidiaries
Income of foreign subsidiaries included in consolidated net income amounted to
$58,282,000 in 1995 (1994-$22,001,000, 1993-$16,361,000).

Results of operations for Rigesa, Ltda., our Brazilian operating subsidiary, were as follows:

In thousands                            1995       1994       1993

Sales                               $247,424   $151,941   $137,838
Net income                          $ 52,792   $ 15,900   $  8,668

Dividends received from foreign subsidiaries amounted to $25,349,000 in 1995 (1994-$8,275,000, 1993-$12,630,000). Assets of these subsidiaries, principally Rigesa, included in the consolidated balance sheet are $290,230,000 (1994-$186,127,000).

K.  Shareholders' equity
On August 22, 1995, the Board of Directors declared a three-for-two split of the common stock in the form of a 50% stock dividend to holders of record on September 1, 1995. As a result, $170,481,000 ($5 for each share issued pursuant to the stock split) has been transferred from retained earnings to the common stock account. All per share data and number of shares for all periods included in the financial statements and notes have been adjusted to reflect the split.

Changes in shareholders' equity for 1993, 1994 and 1995 are summarized below:

                                       Common stock         Treasury stock

Dollars in thousands                   Shares   Amount      Shares    Amount
Balance at October 31, 1992        67,265,616 $540,089     865,159  $ 26,099
  Net income                                -         -          -         -
  Cash dividends                            -         -          -         -
  Issuances                           120,182     3,289          -         -   -
  Repurchases of common stock               -         -     56,638     1,981   -
  Sales of treasury stock to benefit
   and dividend reinvestment plans          -     1,788   [421,910]  [12,772]
Balance at October 31, 1993        67,385,798   545,166    499,887    15,308
  Net income                                -         -          -         -
  Cash dividends                            -         -          -         -
  Issuances                           211,429     5,701          -         -
  Repurchases of common stock               -         -      9,025       329
  Sales of treasury stock to benefit
   and dividend reinvestment plans          -       398    [78,503]   [2,405]  -
Balance at October 31, 1994        67,597,227   551,265    430,409    13,232
  Net income                                -         -          -         -
  Cash dividends                            -         -          -         -
  Issuances                           640,911    19,447          -         -   -
  Repurchases of common stock               -         -     96,540     3,818   -
  Three-for-two stock split        34,096,106   170,481    256,084         -
Balance at October 31, 1995       102,334,244  $741,193    783,033   $17,050

                                         Retained
                                         earnings

Dollars in thousands                       Amount
Balance at October 31, 1992            $1,263,090
  Net income                              104,341
  Cash dividends                          [73,301]
  Issuances                                     -
  Repurchases of common stock                   -
  Sales of treasury stock to benefit
   and dividend reinvestment plans              -
Balance at October 31, 1993             1,294,130
  Net income                              103,606
  Cash dividends                          [73,754]
  Issuances                                     -
  Repurchases of common stock                   -
  Sales of treasury stock to benefit
   and dividend reinvestment plans              -
Balance at October 31, 1994             1,323,982
  Net income                              280,836
  Cash dividends                          [77,929]
  Issuances                                     -
  Repurchases of common stock                   -
  Three-for-two stock split              [170,481]
Balance at October 31, 1995            $1,356,408

Treasury shares are sold at market prices to the company's savings and investment and dividend reinvestment plans with the excess of market value over cost credited to the common stock account. There were no purchases in 1993, 1994 or 1995 under the stock repurchase program authorized in 1987 by the Board of Directors.

At October 31, 1995, there were 44,170 shares of nonvoting $100 par value cumulative preferred stock authorized and 10 million shares of preferred stock without par value authorized and available for issue.

Pursuant to its Shareholder Rights Plan, the company in 1987 declared a dividend distribution of one right for each outstanding share of common stock. The rights expire in December 1997. Initially, the rights will not be exercisable, certificates will not be sent to shareholders, and will automatically trade with the common stock.

The plan provides that each right when exercisable entitles the registered holder to purchase from the company a unit consisting of one one-hundredth share of Series A Junior Participating Preferred Stock at an exercise price of $150 per unit. The rights will become exercisable and separate certificates representing the rights will be distributed 15 business days (or such later date as may be determined by the company's Board of Directors) after a person or group either acquires 20% or more of the company's outstanding common shares or announces an offer the consummation of which would result in ownership by a person or group of 30% or more of the company's outstanding common shares. In general, if a person or group exceeds 20% ownership other than pursuant to certain offers for all the company's shares, if after someone acquires 20% or more of the outstanding shares the company merges with any party and its shares are exchanged, or 50% or more of the company's earning power or assets are sold, then the holder of each right other than in certain instances a holder of 20% or more of the outstanding common shares may purchase common shares, or the equivalent, worth twice the exercise price of $150. In lieu of the right to purchase stock, the Board of Directors in its sole discretion, following the acquisition by a person or group of 20% or more of the outstanding shares and before any person acquires 50% or more of the outstanding shares, may cause each outstanding right, other than those held by the 20% or more holder, to be exchanged automatically for one share of common stock or a fraction of a share of preferred stock which is the economic equivalent of one share of common stock. The company generally may redeem each right for $.05 until 15 days after someone acquires 20% or more of the outstanding common shares. The plan may be amended by the Board of Directors in most respects prior to the date the rights become exercisable.

L.  Stock option plans
The company has stock option plans that provide for the granting of stock options and stock appreciation rights to key employees and nonmanagement directors. Stock options may be granted with or without appreciation rights and are granted at market value. They are exercisable after a period of six months to one year and expire not later than ten years from the date of grant. The company also may grant, to employees, options with limited stock appreciation rights, which are exercisable upon the occurrence of certain events related to changes in corporate control.

In February 1995, the shareholders approved a new Salaried Employee Stock Incentive Plan which provides for the granting of stock options and stock appreciation rights for an additional 4,837,500 shares of common stock. At the February 1995 meeting, the shareholders also approved a new Non-Employee Director Stock Incentive Plan for the granting of stock options and stock appreciation rights up to 112,500 shares. These 1995 plans are substantially the same as the existing plans.

The following table summarizes activity in the plans for 1994 and 1995. At October 31, 1995, 3,165,351 outstanding options have related stock appreciation rights, including 2,870,167 with limited stock appreciation rights. At October 31, 1995, 3,675,245 options were exercisable. At October 31, 1994 and 1993, all outstanding options were exercisable.

                                        Options    Price per share
Outstanding at October 31, 1993       5,022,221       $11.11-24.25
  Granted                               761,078        23.08
  Exercised                            [743,475]       11.11-24.25
  Cancelled                              [3,690]       18.29-24.25
Outstanding at October 31, 1994       5,036,134        11.11-24.25
  Granted                               937,650        26.50
  Exercised                          [1,745,494]       11.11-26.50
  Cancelled                             [17,322]       18.33-26.50
Outstanding at October 31, 1995       4,210,968        13.04-26.50

There were 4,413,002 shares available for grant as of October 31, 1995 (1994-393,173, 1993-1,151,535).

M. Employee retirement, postretirement and postemployment benefits

Pension and retirement plans
The company provides retirement benefits for substantially all domestic employees under several noncontributory trusteed plans and also provides benefits to employees whose retirement benefits exceed maximum amounts permitted by current tax law under an unfunded benefit plan. Benefits are based on a final average pay formula for the salaried plans and a unit benefit formula for the hourly-paid plans. Prior service costs are amortized on a straight-line basis over the average remaining service period for active employees. Contributions are made to the funded plans in accordance with ERISA requirements.

The 1995 net pension credit relating to employee pension and retirement benefits was $33,926,000 (1994-$42,089,000, 1993-
$40,984,000). The net pension credits reflect cumulative favorable investment returns on plan assets. The 1995 credit also reflects changes in certain economic assumptions. The components of the net pension credit for 1995, 1994 and 1993 are as follows:

   In thousands                                        1995     1994     1993

   Service cost-benefits earned during the period $  21,895 $ 22,693 $ 23,541
   Interest cost on projected benefit obligation     58,562   53,459   53,160
   Actual return on plan assets                    [261,720] [69,598] [16,912]
   Net amortization and deferrals                   147,337  [48,643][100,773]

   Net pension credit                             $ [33,926]$[42,089]$[40,984]

The following table sets forth the funded status of the plans and amounts recognized in the consolidated balance sheet at October 31, based on a valuation date of July 31:

   In thousands                                          1995           1994

   Actuarial present value of benefit obligations:
     Accumulated benefit obligation,
     including vested benefits of $[668,196]
     (1994-$[631,926])                             $ [694,696]    $ [657,891]


     Projected benefit obligation                  $ [815,026]    $ [772,864]

   Plan assets at fair value:
     Mainly listed stocks, including $85 million
     of company stock, and money market and fixed
     income investments                             1,274,951      1,047,969
   Plan assets in excess of projected
     benefit obligation                               459,925        275,105
   Unrecognized net gain from past experience
     different from that assumed                     [175,996]       [20,562]
   Unrecognized prior service cost                     39,873         41,497
   Unrecognized net transition asset                  [43,445]       [50,330]

   Net prepaid pension cost included in
     consolidated balance sheet                    $  280,357     $  245,710


The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were
7.75% and 5.5% in 1995 (7.75% and 5.5% in 1994 and 7.5% and 5.5% in
1993). The expected long-term rate of return on plan assets used in determining net pension cost was 9.75% for 1995, 10.5% for 1994, 11.5% for 1993 and will be 9.75% for 1996. The net prepaid pension cost, from the previous table, is included in other assets except for an obligation of $15.5 million for an unfunded excess benefit plan which is recorded as a long-term liability.


Postretirement benefits
The company provides life insurance for substantially all retirees and medical benefits to certain retirees in the form of cost subsidies until medicare eligibility is reached and to certain other retirees, medical benefits up to a maximum lifetime amount. None of these benefits is funded. Effective November 1, 1992, the company adopted SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This standard requires recognition of the cost of postretirement benefits during the employee's period of service to the company.

The adoption of this standard resulted in a charge of $14.1 million (net of a tax benefit of $8.9 million), or $.14 per share, for the cumulative effect on prior periods, which is reflected in restated 1993 first quarter earnings. The increase in expense under this accounting standard did not have a material effect on 1993 net income.

The components of net periodic postretirement benefits cost for the fiscal years ended October 31, 1995, 1994 and 1993 are as follows:

In thousands                                 1995     1994      1993

Service cost-benefits earned
  during the period                        $1,300   $1,600    $1,400
Interest cost                               1,800    1,900     1,600
Net amortization                             [300]       -         -
Net periodic postretirement benefits cost  $2,800   $3,500    $3,000

The accumulated postretirement benefit obligation as of July 31, the valuation date, was as follows:

In thousands                                      1995               1994

Retirees                                       $13,800            $20,400
Fully eligible active employees                  4,600              4,400
Other active participants                        5,000              5,400
                                                23,400             30,200
Unrecognized net gain                            5,900                800
Accrued postretirement benefits cost included
  in consolidated balance sheet                $29,300            $31,000

The discount rate used in determining the accumulated benefit obligation was 7.75% for 1995 and 1994. The annual rate of increase in health care costs was assumed at 12% for 1994, 11% for 1995 and decreasing ratably to a 5.5% annual rate in 2001 and remaining at that level thereafter. The effect of a 1% increase in the assumed health care cost trend rate would increase the July 31, 1995 accumulated postretirement benefit obligation by $300,000 and the net postretirement benefits cost for 1995 by $100,000.

Postemployment benefits
The company provides limited postemployment benefits to former or inactive employees including short-term disability, workers' compensation and severance. Effective November 1, 1992, the company adopted SFAS 112, Employers' Accounting for Postemployment Benefits, which requires the recognition of these costs on an accrual basis. The adoption of this standard resulted in an after-tax charge of $1.2 million, or $.01 per share, against first quarter 1993 income.

N.  Business segment information
The company's operations are classified in the following business segments:

  Bleached paper, paperboard and packaging products: The company manufactures bleached products at four domestic mills and markets those products as pulp, printing grade papers and board, envelopes, food containers, folding cartons and cartons for liquid products. Company woodlands provide significant volumes of wood fiber to these mills. Sales of printing grade papers and board accounted for 41% of consolidated sales for 1995 (1994 and 1993-40%). Sales of envelopes accounted for 10% of consolidated sales in 1995 (1994 and 1993-11%).

  Unbleached paper, paperboard and packaging products: The company manufactures unbleached products at four mills, including two in Brazil, and markets those products as kraft paper and board and corrugated shipping containers. Company woodlands provide significant volumes of wood fiber to these mills. Sales of corrugated shipping containers accounted for 16% of consolidated sales for 1995 (1994 and 1993-14%). Sales of kraft paper and board accounted for 10% of consolidated sales for 1995 (1994-10%, 1993-9%).

  Chemicals: The company manufactures specialty chemical products at four domestic locations. Major product groups are: activated carbon products and services; printing ink resins and lignin-based surfactants; tall oil fatty acid, rosin and derivative products.

   The company's land development activities have been included in corporate items.

  Segment sales include intersegment sales valued at market prices.

  Segment operating profit is revenue less allocable operating expenses. General net corporate expense includes nonoperating overhead, research and development expenditures, interest expense and interest and other income (expense).

  Segment identifiable assets are those which are directly used in segment operations. Corporate assets are principally marketable securities, certain nontrade receivables, prepaid items and other assets.

  Export sales from the United States amounted to $448,361,000 in 1995 (1994-$344,394,000, 1993-$280,082,000). Total export sales, including exports from our Brazilian subsidiary, were $454,237,000 in 1995 (1994-$353,974,000, 1993-$286,567,000).

Financial information by business segment follows:

In millions                                1995       1994       1993

Sales
Bleached
  Sales to unaffiliated companies      $2,090.0   $1,677.8   $1,507.7
  Intersegment sales                        5.1        3.6        2.6
    Total                               2,095.1    1,681.4    1,510.3
Unbleached
  Sales to unaffiliated companies         894.9      676.0      607.3
  Intersegment sales                        7.6        5.5        5.0
    Total                                 902.5      681.5      612.3
Chemicals
  Sales to unaffiliated companies         269.3      236.2      214.7
  Intersegment sales                       18.2       13.7       12.2
    Total                                 287.5      249.9      226.9
Corporate items
  Sales to unaffiliated companies          18.2       17.5       14.9
  Eliminations                            [30.9]     [22.8]     [19.8]
    Total                                 [12.7]      [5.3]      [4.9]

  Consolidated sales                   $3,272.4   $2,607.5   $2,344.6

Operating profit
Bleached                               $  394.6   $  242.1   $  220.1
Unbleached                                221.2       51.8        1.6
Chemicals                                  43.9       48.4       42.6
Corporate items                          [189.4]    [180.4]    [171.4]

  Consolidated income before taxes     $  470.3   $  161.9   $   92.9

Depreciation and amortization
Bleached                               $  157.2   $  147.1   $  127.3
Unbleached                                 55.1       56.1       52.0
Chemicals                                  12.5       11.2       11.4
Corporate items                             5.5        4.9        4.3
  Consolidated depreciation and
   amortization                        $  230.3   $  219.3   $  195.0

Capital expenditures
Bleached                               $  164.0   $  118.1   $  306.6
Unbleached                                110.0       57.5      116.1
Chemicals                                  25.4       25.7       15.3
Corporate items                             9.6        6.0        4.2

  Consolidated capital expenditures    $  309.0   $  207.3   $  442.2

Identifiable assets
Bleached                               $2,785.5   $2,709.8   $2,679.4
Unbleached                              1,083.1      953.1      935.9
Chemicals                                 193.2      166.8      145.7
Corporate items                           190.9      153.3      166.8

  Consolidated assets                  $4,252.7   $3,983.0   $3,927.8

The 1993 special charge decreased operating profit by segment as follows:
Bleached - $26.0 million; Unbleached - $13.0 million; Chemicals - $1.9 million.

O.  Selected quarterly information [unaudited]

In thousands, except per share data

Quarter                             1995(a)        1994(b)      1993(c)

Sales

First                       $  741,675      $  577,254      $  561,099
Second                         804,622         626,436         579,542
Third                          854,567         641,270         585,973
Fourth                         871,583         762,514         617,946
  Year                      $3,272,447      $2,607,474      $2,344,560

Gross profit

First                       $  151,139      $    94,211     $ 103,940
Second                         192,831          106,947       106,918
Third                          214,490          111,467       108,277
Fourth                         222,904          160,028       127,118
  Year                      $  781,364      $   472,653     $ 446,253

Net income before extraordinary
 charge and cumulative effect of
 accounting changes


First                       $   49,317      $    15,817     $  20,898
Second                          65,030           16,284        19,443
Third                           80,153           20,173        22,533
Fourth                          88,926           51,332        [6,362]
  Year                      $  283,426      $   103,606     $  56,512

Net income

First                       $   49,317      $    15,817     $  76,078
Second                          65,030           16,284        19,443
Third                           77,563           20,173        22,533
Fourth                          88,926           51,332       [13,713]
  Year                      $  280,836      $   103,606     $ 104,341

Net income per common share before
 extraordinary charge and cumulative
 effect of accounting changes

First                            $ .49            $ .16         $ .21
Second                             .64              .16           .20
Third                              .79              .20           .22
Fourth                             .88              .51          [.07]
  Year                           $2.80            $1.03         $ .56

Net income per common share

First                            $ .49            $ .16         $ .76
Second                             .64              .16           .20
Third                              .77              .20           .22
Fourth                             .88              .51          [.14]
  Year                           $2.78            $1.03         $1.04

(a)Results for the 1995 third quarter include an extraordinary charge of $2.6 million, or $.02 per share, from the extinguishment of high interest rate debt.

(b)Results for the 1994 first quarter include a combined pretax gain of $10.1 million, or $.06 per share, resulting from the sale of property and the sale of an operating lease.

(c)First quarter 1993 results were restated for the adoption of three new accounting standards which increased net income by $55.2 million, or $.55 per share. Fourth quarter 1993 results include a pretax special charge of $43.4 million, or $.26 per share, a provision of $12.9 million, or $.13 per share, for the impact of an increase in the federal income tax rate and an extraordinary charge of $7.4 million, or $.07 per share, from the retirement of high interest rate debt.

Responsibility for financial statements

Management is responsible for the information and representations in the consolidated financial statements and related notes which appear on pages 18 through 31 as well as all other financial information contained in this report. These financial statements were prepared in accordance with generally accepted accounting principles and by necessity include some amounts determined using informed estimates and judgments.

Management is responsible for establishing and maintaining a system of internal control. The company's accounting systems include internal controls which management believes provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. In establishing the basis for reasonable assurance, management balances the cost of the internal controls with the benefits they provide. Additionally, it has long been the policy of the company to work to conduct its business affairs in accordance with high ethical standards, as set forth in the Westvaco Memorandum on Business Conduct.

The company's independent accountants, Price Waterhouse LLP, were engaged to audit the consolidated financial statements and were responsible for conducting their audit in accordance with generally accepted auditing standards. The appointment of Price Waterhouse LLP as the company's independent accountants by the Board of Directors, on the recommendation of the Audit Committee, has been ratified each year by the shareholders. Their report immediately follows this statement.

The Audit Committee of the Board of Directors, composed solely of nonmanagement directors, meets several times each year. The committee meets with the company's management, the internal audit manager and the independent accountants, to discuss accounting and financial reporting matters and the nature, scope and results of audits. The Audit Committee meets with the independent accountants both with and without the presence of management. The committee also meets with the company's general counsel to review litigation issues. The independent accountants and the internal audit manager have full and free access to the Audit Committee.


David L. Luke III
Chairman of the Board


John A. Luke, Jr.
President and
Chief Executive Officer


George E. Cruser
Senior Vice President

Report of independent accountants

To the Board of Directors and Shareholders of Westvaco Corporation

In our opinion, the consolidated financial statements appearing on pages 18 through 31 of this report present fairly, in all material respects, the financial position of Westvaco Corporation and its subsidiaries at October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP

1177 Avenue of the Americas, New York, New York
November 16, 1995

An eleven-year comparison

Year ended October 31                         1995       1994        1993

Earnings [in thousands]

Sales                                   $3,272,447 $2,607,474  $2,344,560
Net income before extraordinary charge
  and cumulative effect of
  accounting changes                       283,426    103,606      56,512
Extraordinary charge -
  extinguishment of debt, net of taxes      [2,590]         -      [7,351]
Cumulative effect of accounting
  changes, net of taxes                          -          -      55,180
Net income                                 280,836    103,606     104,341
Depreciation and amortization              230,306    219,282     194,994

Common stock

Number of common shareholders               20,490     13,890      14,570
Weighted average number
 of shares outstanding [in thousands]      101,190    100,581      99,954
Cash dividends [in thousands]              $77,929    $73,754     $73,301
Per share:
 Net income before
  extraordinary charge and
  cumulative effect of accounting changes    $2.80      $1.03        $.56
 Extraordinary charge-
  extinguishment of debt                      [.02]         -        [.07]
 Cumulative effect of
  accounting changes                             -          -         .55
 Net income                                   2.78       1.03        1.04
 Dividends                                     .77        .73 1/3     .73 1/3
 Book value                                  20.49      18.48       18.18

Financial position [in thousands]

Working capital                           $358,315   $268,987    $243,959
Current ratio                                  1.8        1.7         1.7
Plant and timberlands, net              $3,140,090 $3,063,351  $3,077,505
Total assets                             4,252,732  3,982,993   3,927,837
Long-term obligations                    1,147,020  1,234,300   1,258,312
Shareholders' equity                     2,080,551  1,862,015   1,823,988
Debt to total capital                           30%        34%         35%

Operations [in thousands,
 except for number of employees]

Primary production of paper,
 paperboard and market pulp [in tons]        3,105      2,848       2,626
New investment in plant and
 timberlands                              $309,020   $207,257    $442,168
Acres of timberlands owned                   1,453      1,453       1,462
Employees                                   14,300     14,170      14,440

All per share data and shares outstanding have been adjusted to give effect to the 1995 three-for-two common stock split as described in Note K to the consolidated financial statements.


Westvaco Corporation
and consolidated subsidiary companies

An eleven-year comparison

Year ended October 31                         1992        1991         1990

Earnings [in thousands]

Sales                                   $2,335,617  $2,301,204   $2,410,751
Net income before extraordinary charge
  and cumulative effect of
  accounting changes                       135,912     137,398      188,236
Extraordinary charge -
  extinguishment of debt, net of taxes           -           -            -
Cumulative effect of accounting
  changes, net of taxes                          -           -            -
Net income                                 135,912     137,398      188,236
Depreciation and amortization              183,052     179,354      168,948

Common stock

Number of common shareholders               14,970      15,020       15,630
Weighted average number
 of shares outstanding [in thousands]       99,179      98,353       97,531
Cash dividends [in thousands]              $72,756     $69,676      $65,808
Per share:
 Net income before extraordinary charge
 and cumulative effect of
 accounting changes                         $1.37        $1.40        $1.93
 Extraordinary charge-extinguishment of
 debt                                           -            -            -
 Cumulative effect of accounting changes        -            -            -
 Net income                                  1.37         1.40         1.93
 Dividends                                    .73 1/3      .70 5/6     .67 1/2
 Book value                                 17.84        17.21        16.53

Financial position [in thousands]

Working capital                          $318,883     $309,726     $370,062
Current ratio                                 1.9          2.0          2.2
Plant and timberlands, net             $2,838,143   $2,674,623   $2,539,149
Total assets                            3,703,914    3,461,818    3,331,966
Long-term obligations                   1,055,473      969,731      961,294
Shareholders' equity                    1,777,080    1,699,463    1,618,667
Debt to total capital                          31%          31%          32%

Operations [in thousands,
 except for number of employees]

Primary production of paper,
 paperboard and market pulp [in tons]       2,595       2,587        2,512
New investment in plant and timberlands  $352,233    $321,870     $472,064
Acres of timberlands owned                  1,468       1,483        1,487
Employees                                  14,520      14,440       15,040

An eleven-year comparison

Year ended October 31                        1989         1988         1987

Earnings[in thousands]

Sales                                  $2,284,059   $2,133,889   $1,903,606
Net income before extraordinary
 charge and cumulative effect of
 accounting changes                       223,090      200,434      146,191
Extraordinary charge - extinguishment
  of debt, net of taxes                         -            -            -
Cumulative effect of accounting
  changes, net of taxes                         -            -            -
Net income                                223,090      200,434      146,191
Depreciation and amortization             155,684      139,845      129,723

Common stock

Number of common shareholders              15,530       15,730       15,330
Weighted average number
 of shares outstanding [in thousands]      97,111       97,015       97,467
Cash dividends [in thousands]             $60,834      $53,668      $45,494
Per share:
 Net income before
  extraordinary charge
  and cumulative effect of
  accounting changes                        $2.30        $2.07        $1.50
 Extraordinary charge-
  extinguishment of debt                        -            -            -
 Cumulative effect of accounting
  changes                                       -            -            -
 Net income                                  2.30         2.07         1.50
 Dividends                                    .62 2/3      .55 1/3    .46 2/3
 Book value                                 15.27        13.59        12.10

Financial position [in thousands]

Working capital                          $328,204     $317,627     $311,768
Current ratio                                 2.1          2.2          2.3
Plant and timberlands, net             $2,239,975   $1,871,328   $1,625,582
Total assets                            2,960,945    2,512,825    2,213,990
Long-term obligations                     767,951      576,577      489,630
Shareholders' equity                    1,488,433    1,318,267    1,178,356
Debt to total capital                          29%          26%          25%

Operations [in thousands,
 except for number of employees]

Primary production of paper,
 paperboard and market pulp [in tons]       2,499       2,488        2,386
New investment in plant and
 timberlands                             $536,932    $392,954     $279,590
Acres of timberlands owned                  1,467       1,462        1,458
Employees                                  14,960      14,750       14,670


An eleven-year comparison

Year ended October 31                        1986       1985

Earnings [in thousands]

Sales                                  $1,811,937 $1,721,783
Net income before extraordinary charge
  and cumulative effect of
  accounting changes                      108,096    104,625
Extraordinary charge - extinguishment
  of debt, net of taxes                         -          -
Cumulative effect of accounting
  changes, net of taxes                         -          -
Net income                                108,096    104,625
Depreciation and amortization             121,603    122,716

Common stock

Number of common shareholders              15,290     15,930
Weighted average number
 of shares outstanding [in thousands]      97,374     96,758
Cash dividends [in thousands]             $39,390    $37,832
Per share:
 Net income before
  extraordinary charge and
  cumulative effect of accounting changes   $1.11      $1.08
 Extraordinary charge - extinguishment
  of debt                                       -          -
 Cumulative effect of accounting changes        -          -
 Net income                                  1.11       1.08
 Dividends                                    .40 4/9    .39 1/9
 Book value                                 11.11      10.42

Financial position [in thousands]

Working capital                          $352,267   $338,025
Current ratio                                 2.8        2.7
Plant and timberlands, net             $1,492,743 $1,375,697
Total assets                            2,060,066  1,922,972
Long-term obligations                     526,395    526,848
Shareholders' equity                    1,082,791  1,012,860
Debt to total capital                          28%        30%

Operations [in thousands,
 except for number of employees]

Primary production of paper,
 paperboard and market pulp [in tons]       2,351      2,204
New investment in plant and
 timberlands                             $250,363   $316,590
Acres of timberlands owned                  1,477      1,466
Employees                                  15,110     15,080

                                                     Exhibit No. 21


                      SUBSIDIARIES OF THE REGISTRANT

Domestic Subsidiaries               Foreign Subsidiaries
Clupak, Inc. (50% owned)            Rigesa, Ltda.
New York, New York                  Valinhos, Sao Paulo, Brazil

Upland Resources, Inc.              Westvaco Asia, K.K.
Keyser, West Virginia               Tokyo, Japan

Westvaco Development Corporation    Westvaco Canada, Ltd.
Summerville, South Carolina         Toronto, Canada

WV Services, Inc.                   Westvaco Europe, S.A.
New York, New York                  Brussels, Belgium

                                    Westvaco Foreign Sales Corporation
                                    Brussels, Belgium

                                    Westvaco Hong Kong, Ltd.
                                    Hong Kong

                                    Westvaco Korea, Ltd.
                                    Seoul, South Korea

                                    Westvaco de Mexico S.A. de C.V.
                                    Mexico City, Mexico

                                    Westvaco Pacific Pty. Limited
                                    Sydney, Australia

                                    Westvaco Singapore Pte., Ltd.
                                    Singapore

                                    Westvaco Specialty Products, S.A.
                                    Brussels, Belgium

                                    Westvaco Svitavy, spol. s r.o.
                                    Svitavy, Czech Republic

                                    Westvaco Taiwan, Ltd.
                                    Taipei, Taiwan

                                    Westvaco Worldwide Distribution, S.A.
                                    Neuchatel, Switzerland

                                                      Exhibit No. 23

                    CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-53967, 2-71723, 2-94699, 33-26823, 33-57879, 33-57881 and 33-59765) and in the
Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-60645) of Westvaco Corporation of our report dated November 16, 1995 appearing on page 33 of the 1995 Annual Report to Shareholders which is incorporated by reference in this Annual Report on Form 10-K.


Price Waterhouse LLP
New York, NY
December 19, 1995