Form 10-Q
period 1996-01-31
WESTVACO CORP
filed 1996-03-15
CIK 106498

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For The First Quarter Ended                           Commission File Number
      January 31, 1996                                         1-3013




                              WESTVACO CORPORATION

                   299 Park Avenue, New York, New York  10171
                          Telephone Number 212-688-5000



        Delaware                                13-1466285
(State of Incorporation)             (I.R.S. Employer Identification No.)








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO



At January 31, 1996, the latest practicable date, there were 101,608,331 shares outstanding of Common Stock, $5 par value.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies



                               INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                           Page No.

Item 1.  Financial Statements:
   Consolidated Statement of Income for the three
   months ended January 31, 1996 and 1995                  2

   Consolidated Balance Sheet as of January 31, 1996
   and October 31, 1995                                    3

   Consolidated Statement of Cash Flows for the
   three months ended January 31, 1996 and 1995            4

   Notes to Consolidated Financial Statements              5 - 6

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations           7 - 10



PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
   Security Holders                                        11

Item 6.  Exhibits and Reports on Form 8-K                  11



SIGNATURES                                                 12

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                        CONSOLIDATED STATEMENT OF INCOME
                                   [Unaudited]



In thousands, except per share data

                                         Three Months Ended
                                             January 31
                                         1996       1995

Sales                                 $748,728   $741,675
Other income                            13,100      8,194
                                       761,828    749,869

Cost of products sold (excludes
 depreciation shown below)             520,802    535,963
Selling, research and
 administrative expenses                57,119     51,054
Depreciation and amortization           58,984     56,024
Interest expense                        22,536     26,111
                                       659,441    669,152

Income before taxes                    102,387     80,717

Income taxes                            40,000     31,400

Net income                            $ 62,387   $ 49,317

Average number of common
 shares outstanding                    101,577    100,821*

Net income per share of
 common stock                             $.61       $.49*

Cash dividends per share of
 common stock                             $.22       $.18 1/3*



*Adjusted to give effect to the three-for-two common stock split declared in August 1995.

The accompanying notes are an integral part of these financial statements.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies


                           CONSOLIDATED BALANCE SHEET


In thousands
                                        January 31   October 31
                                           1996         1995
                                        [Unaudited]
ASSETS
Cash and marketable securities        $  229,550   $  151,823
Receivables                              282,485      311,366
Inventories                              295,414      274,144
Prepaid expenses                          56,031       49,683
    Current assets                       863,480      787,016

Plant and timberlands:
  Machinery                            3,996,382    4,082,419
  Buildings                              545,282      565,081
  Other property, including plant land   193,063      193,506
                                       4,734,727    4,841,006
  Less: accumulated depreciation       2,116,865    2,152,901
                                       2,617,862    2,688,105
  Timberlands - net                      239,783      241,324
  Construction in progress               246,596      210,661
                                       3,104,241    3,140,090

Other assets                             336,934      325,626
                                      $4,304,655   $4,252,732

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses $ 321,863 $ 338,237 Notes payable and current maturities of
 long-term obligations                    29,966       41,191
Income taxes                              69,567       49,273
    Current liabilities                  421,396      428,701

Long-term obligations                  1,151,890    1,147,020
Deferred income taxes                    610,064      596,460
Shareholders' equity:
  Common stock, $5 par, at stated value
   shares authorized: 200,000,000
   shares issued: 102,424,065
   (1995-102,334,244)                    742,793      741,193
  Retained income                      1,396,447    1,356,408
  Common stock in treasury, at cost
   shares held: 815,734 (1995-783,033)   (17,935)     (17,050)
                                       2,121,305    2,080,551
                                      $4,304,655   $4,252,732



The accompanying notes are an integral part of these financial statements.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   [Unaudited]

In thousands
                                                 Three Months Ended
                                                     January 31
                                                   1996     1995
Cash flows from operating activities:
  Net income                                   $ 62,387 $ 49,317
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation and amortization  58,984   56,024
    Provision for deferred income taxes          13,925   14,104
    Gains on sales of plant and timberlands        (796)  (4,338)
    Pension credits and other employee benefits  (7,101)  (5,935)
    Foreign currency translation gains             (415)  (1,573)
  Changes in assets and liabilities:
   (Increase) decrease in receivables            28,858  (22,485)
    Increase in inventories                     (21,270)  (9,251)
    Increase in prepaid expenses                 (6,670)  (6,180)
    Decrease in accounts payable and
      accrued expenses                          (10,067)  (7,127)
    Increase in income taxes payable             20,389   13,475
  Other, net                                     (1,745)  (1,546)
      Net cash provided by operating activities 136,479   74,485

Cash flows from investing activities:
  Additions to plant and timberlands            (88,056) (52,974)
  Proceeds from sales of plant and timberlands   57,800    6,288
  Other, net                                         90     (211)
      Net cash used in investing activities     (30,166) (46,897)

Cash flows from financing activities:
  Proceeds from issuance of common stock            700    3,082
  Proceeds from issuance of debt                  9,394   18,734
  Dividends paid                                (22,348) (18,480)
  Repayment of notes payable and long-term
    obligations                                 (16,356) (38,202)
      Net cash used in financing activities     (28,610) (34,866)

Effect of exchange rate changes on cash              24    1,148

  Increase (decrease) in cash and
   marketable securities                         77,727   (6,130)

Cash and marketable securities:
  At beginning of period                        151,823   75,003
  At end of period                             $229,550 $ 68,873


The accompanying notes are an integral part of these financial statements.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   [Unaudited]




1. Statement of Information Furnished
The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of January 31, 1996 and the results of operations and its cash flows for the three months ended January 31, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 1995 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the company's 1995 Annual Report on Form 10-K.


2. Current Assets
Marketable securities of $138,916,000 ($90,080,000 at October 31, 1995) are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:


                                      January 31  October 31
      In thousands                       1996        1995


      Raw materials                  $ 62,168     $ 71,998
      Production materials, stores
        and supplies                   77,879       77,769
      Finished and in process goods   155,367      124,377
             Total                   $295,414     $274,144

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   [Unaudited]



3. Foreign Operations
Results of operations for Rigesa, Ltda., our Brazilian operating subsidiary, were as follows:

                               Three Months Ended
In thousands                        January 31
                                1996      1995
Sales                        $58,726   $52,697
Net income                   $14,081   $10,658


Rigesa's results for the first quarter of 1996 were positively affected by an increase in price and product mix, partially offset by a decrease in the volume of shipments.



4. Supplemental Cash Flow Information
Cash payments for interest excluding amounts capitalized were $20,388,000 and $28,236,000 for the quarter ended January 31, 1996 and January 31, 1995, respectively. Cash payments for income taxes were $5,909,000 and $3,512,000 in the first quarter of 1996 and 1995, respectively.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Information
                                 Three Months Ended
                                     January 31
                                 1996      1995
In millions

Sales
Bleached                       $490.2    $476.8
Unbleached                      188.9     200.0
Chemicals                        72.2      68.2
Corporate items                  (2.6)     (3.3)
  Consolidated sales           $748.7    $741.7

Operating profit
Bleached                       $ 76.6    $ 76.4
Unbleached                       48.8      37.7
Chemicals                        12.5      11.6
Corporate items                 (35.5)    (45.0)
  Consolidated income
    before taxes               $102.4    $ 80.7

RESULTS OF OPERATIONS
Record sales of $748.7 million for the 1996 first quarter were up 1.0% from the 1995 first quarter, the result of a 12.3% increase in price and product mix, offset by an 11.3% decrease in the volume of shipments. Economic activity in the United States has clearly slowed in recent months and has led to a renewal of more competitive conditions and some pricing pressure
in certain sectors of our field.   Export sales were up 2.9% compared to
the first quarter of 1995 and accounted for nearly 14% of the company's first quarter sales. Total sales outside of the United States, including sales of our foreign operating subsidiaries, accounted for more than 21% of consolidated sales. This growth in foreign sales reflects the strong interest in our products as the emphasis on quality and product performance grows in both developed and developing markets. The company is continuing to support our growth in the global marketplace through exports from this country, considering investments similar to the folding carton plant built in the Czech Republic and continuing to invest in Brazil. Gross profit margin for the first quarter of 1996 was 23% compared with 20% for the prior year period as sales increased while cost of products sold decreased by 2.8%. The decrease in cost of products sold was attributable to volume declines, offset by some direct materials cost increases. Depreciation and amortization expense for the first quarter increased 5.3% from the prior year period.

Bleached
Bleached segment sales for the first quarter increased 2.8% from the comparable 1995 period due to favorable changes in price and product mix of 12.7% offset

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   [Unaudited]

RESULTS OF OPERATIONS (cont'd)
by a decrease in unit volume of 9.9%.  Bleached segment operating profit was up less than 1% in the first quarter ended January 31, 1996 compared to the same 1995 period. During the first quarter of 1996, approximately 16% of bleached segment sales were made to the domestic tobacco industry, which consists of a number of major companies. However, a significant portion of this paper and board is used for products which are exported. Excluding this portion, approximately 10% of bleached segment sales were made to the domestic tobacco industry for sale in the United States. The current legal and regulatory pressures on that industry could have an adverse effect on future
bleached segment sales and profitability.   We would expect to offset any unit
volume declines in United States tobacco sales by continuing growth in our sales to the liquid, dry and frozen food, personal care, foreign tobacco and other consumer product markets of the world.

Unbleached
Sales for the unbleached segment decreased 5.6% compared to the 1995 first quarter due to a decrease in volume of 15.8% mainly due to the sale of the domestic corrugated box business on November 30, 1995. Operating profit for the unbleached segment increased from the 1995 first quarter as a result of improvements in all major business units of the segment, including Rigesa. Rigesa accounted for approximately 45% of unbleached segment operating profit in the first quarter of 1996. The impact of Rigesa on the first quarter 1996 sales and earnings has been positive, but the company cannot predict the continued strength of the Brazilian market.

Chemicals
Sales for the chemicals segment increased 5.9% from the 1995 first quarter due to price and product mix improvements of 10.9%, offset by a decrease in volume of 5.0%. Operating profit for the chemicals segment increased to $12.5 million for the first quarter.

Other Items
Other income for the 1996 first quarter increased over the 1995 first quarter due primarily to higher interest income principally at Rigesa. Interest expense decreased by 13.7% compared to the 1995 first quarter due to the repayment of certain sinking fund debentures in the prior fiscal year. The 11.9% increase in selling, research and administrative expenses included increases in wages and benefits and forestry research activities. The effective tax rate was 39.1% for the first quarter of 1996 compared to 38.9% for the 1995 period.

Record earnings from operations for the first quarter ended January 31, 1996 were $.61 per share, compared to $.49 per share for the 1995 period after adjustment for the three-for-two stock split declared in August 1995.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   [Unaudited]


LIQUIDITY AND CAPITAL RESOURCES
At January 31, 1996 the ratio of current assets to current liabilities was
2.0 compared to 1.8 at October 31, 1995. Cash and marketable securities increased reflecting strong cash flows from operations, partially offset by cash used for investing and financing activities. Overall inventories were up from the October 1995 level. Finished goods inventories have increased since October, as the company has maintained near normal production levels in a period of slower economic activity and industry additions to capacity in certain sectors. Cash flows from operations totaled $136.5 million for the three months ended January 31, 1996, compared to $74.5 million for the comparable 1995 period. Cash expenditures for capital investments totaled $88.1 million for the first quarter of 1996, compared to $53.0 million for the comparable 1995 period. The increase in proceeds from sales of plant and timberlands is due principally to the sale of the domestic corrugated box business. At January 31, 1996, the amounts committed to complete all authorized capital projects were approximately $772 million. Total capital expenditures are expected to approximate between $500 to $550 million in 1996. The company may from time to time use outside sources as needed to finance future capital investments, as it has in the past. Cash flows from financing activities during the first quarter of 1996 reflected the repayment of $11.3 million of sinking fund debentures. At January 31, 1996, the company had no commercial paper outstanding. The company maintains a $400 million revolving credit agreement and has access to an additional $75 million of unsecured bank credit lines; there were no borrowings under any of these arrangements during the current period. The ratio of debt to total capital employed was 30% at January 31, 1996, the same as at October 31, 1995.

Environmental Matters
The company operates in an industry subject to extensive environmental regulations. Future capital expenditures for pollution control facilities are expected to increase substantially as a result of proposed EPA air and water quality regulations for the United States paper industry. In 1995, the company authorized the final step in a long-term program initiated in 1989 which will result in the removal of elemental chlorine from all of our pulp bleaching processes. To accomplish this, the Board of Directors authorized an expenditure of $140 million in the spring of 1995, and we expect the program to be complete in 1997. This is an initial step in addressing the anticipated regulations. Total required expenditures related to EPA's proposals could fall in the range of $175 to $400 million. Additional operating costs, including depreciation, for these new facilities could fall in the range of $25 to $50 million pretax annually. Currently, the company does not expect final rules until sometime later in 1996 with implementation required over several years thereafter. It is not possible to develop more precise estimates until the proposed rules become final.

The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   [Unaudited]


Environmental Matters (cont'd)
Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   [Unaudited]



                           PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual meeting of Shareholders of Westvaco Corporation was held on February 27, 1996.

(b) The directors named in the Proxy Statement were elected to three year terms expiring in 1999, with the following results:

                               Shares     Shares    Broker
                             Voted For   Withheld   Nonvotes

     W. L. Lyons Brown, Jr. 96,191,894    819,474    716,538
     John A. Luke, Jr.      96,203,180    808,188    716,538

     William R. Miller      96,491,629    519,739    716,538


(c) The appointment of Price Waterhouse as independent accountants was ratified by a vote of 96,686,240 shares in favor, 155,948 shares in opposition, 169,180 shares abstained and 716,538 broker nonvotes.

(d) The proposal relating to the adoption of the Annual Incentive Compensation Plan was ratified by a vote of 92,820,924 shares in favor, 3,434,004 shares in opposition, 756,440 shares abstained and 716,538 broker nonvotes.

The "Notice of Annual Meeting of Shareholders and Proxy Statement for Westvaco Corporation" dated December 29, 1995 was filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Act and is incorporated herein by reference.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:  None

(b)  Report on Form 8-K:

     A report on Form 8-K covering Item 5, Other Events, was filed on February 29, 1996 describing the election of John A. Luke, Jr., President and Chief Executive Officer, to the additional post of Chairman, following the retirement of David L. Luke III. The report also covers the retirement of two other senior officers, one who was also a director, and two outside directors.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WESTVACO CORPORATION
                            (Registrant)



March 15, 1996            /S/James E. Stoveken, Jr.
                             James E. Stoveken, Jr.
                             Senior Vice President
                            (Principal Financial Officer)

                                        12
PAGE>