Form 10-Q
period 1996-04-30
WESTVACO CORP
filed 1996-06-10
CIK 106498

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934





For The Second Quarter Ended                       Commission File Number
      April 30, 1996                                        1-3013




                              WESTVACO CORPORATION

                   299 Park Avenue, New York, New York  10171
                          Telephone Number 212-688-5000



        Delaware                                13-1466285
(State of Incorporation)             (I.R.S. Employer Identification No.)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO



At April 30, 1996, the latest practicable date, there were 101,756,382 shares outstanding of Common Stock, $5 par value.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies



                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                           Page No.

Item 1.  Financial Statements:
   Consolidated Statement of Income for the three
   months and six months ended April 30, 1996 and 1995     2

   Consolidated Balance Sheet as of April 30, 1996
   and October 31, 1995                                    3

   Consolidated Statement of Cash Flows for the
   six months ended April 30, 1996 and 1995                4

   Notes to Consolidated Financial Statements              5 - 6

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations           7 - 9



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                  10




SIGNATURES                                                 10

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                        CONSOLIDATED STATEMENT OF INCOME
                                   [Unaudited]


In thousands, except per share data

                           Three Months Ended     Six Months Ended
                                 April 30             April 30
                              1996      1995       1996       1995

Sales                       $760,284  $804,622 $1,509,012 $1,546,297
Other income (expense)         8,501     3,653     21,601     11,847
                             768,785   808,275  1,530,613  1,558,144

Cost of products sold
 (excludes depreciation
 shown below)                547,290   557,360  1,068,092  1,093,323
Selling, research and
 administrative expenses      58,316    61,580    115,435    112,634
Depreciation and
 amortization                 59,387    55,983    118,371    112,007
Interest expense              22,038    25,622     44,574     51,733
                             687,031   700,545  1,346,472  1,369,697

Income before taxes           81,754   107,730    184,141    188,447

Income taxes                  31,200    42,700     71,200     74,100

Net income                  $ 50,554  $ 65,030 $  112,941 $  114,347

Average number of common
 shares outstanding          101,680   101,060*   101,634    100,943*

Net income per share of
 common stock                   $.50      $.64*     $1.11      $1.13*

Cash dividends per share of
 common stock                   $.22      $.18 1/3* $ .44      $ .36 2/3*


*Adjusted to give effect to the three-for-two common stock split declared in August 1995.

The accompanying notes are an integral part of these financial statements.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies


                          CONSOLIDATED BALANCE SHEET


In thousands
                                               April 30    October 31
                                                 1996         1995
                                              [Unaudited]
ASSETS
Cash and marketable securities               $  194,570   $  151,823
Receivables                                     256,994      311,366
Inventories                                     291,588      274,144
Prepaid expenses                                 68,483       49,683
    Current assets                              811,635      787,016
Plant and timberlands:
  Machinery                                   4,047,751    4,082,419
  Buildings                                     545,530      565,081
  Other property, including plant land          195,271      193,506
                                              4,788,552    4,841,006
  Less: accumulated depreciation              2,163,809    2,152,901
                                              2,624,743    2,688,105
  Timberlands - net                             238,443      241,324
  Construction in progress                      283,887      210,661
                                              3,147,073    3,140,090

Other assets                                    341,362      325,626
                                             $4,300,070   $4,252,732

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses        $  315,519   $  338,237
Notes payable and current maturities of
 long-term obligations                           27,944       41,191
Income taxes                                     14,532       49,273
    Current liabilities                         357,995      428,701

Long-term obligations                         1,159,339    1,147,020
Deferred income taxes                           629,997      596,460
Shareholders' equity:
  Common stock, $5 par, at stated value
   shares authorized: 200,000,000
   shares issued: 102,591,131
   (1995-102,334,244)                           746,606      741,193
  Retained income                             1,424,638    1,356,408
  Common stock in treasury, at cost
   shares held: 834,749 (1995-783,033)          (18,505)     (17,050)
                                              2,152,739    2,080,551
                                             $4,300,070   $4,252,732





The accompanying notes are an integral part of these financial statements.

                          WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies


                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               [Unaudited]

In thousands
                                                Six Months Ended
                                                     April 30
                                                  1996      1995

Cash flows from operating activities:
  Net income                                   $ 112,941 $ 114,347
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation and amortization  118,371   112,007
    Provision for deferred income taxes           23,717    28,606
    Gains on sales of plant and timberlands       (1,968)   (4,766)
    Pension credits and other employee benefits  (11,263)   (3,313)
    Other, net                                     4,229      (838)
  Changes in assets and liabilities:
    (Increase) decrease in receivables            54,375   (46,675)
    Increase in inventories                      (17,444)  (32,490)
    Increase in prepaid expenses                  (8,980)   (4,289)
    Increase (decrease) in accounts payable and
      accrued expenses                           (15,498)    7,735
    Increase (decrease) in income taxes payable  (34,797)   13,646
  Other, net                                       4,501       159
     Net cash provided by operating activities   228,184   184,129

Cash flows from investing activities:
  Additions to plant and timberlands            (192,611) (113,263)
  Proceeds from sales of plant and timberlands    59,786     6,965
  Other, net                                      (4,324)     (369)
     Net cash used in investing activities      (137,149) (106,667)

Cash flows from financing activities:
  Proceeds from issuance of common stock           3,035     8,229
  Proceeds from issuance of debt                  34,814    47,591
  Dividends paid                                 (44,711)  (37,010)
  Repayment of notes payable and long-term
    obligations                                  (41,625)  (73,404)
     Net cash used in financing activities       (48,487)  (54,594)

Effect of exchange rate changes on cash              199     3,311
  Increase in cash and
   marketable securities                          42,747    26,179

Cash and marketable securities:
  At beginning of period                         151,823    75,003
  At end of period                             $ 194,570  $101,182


The accompanying notes are an integral part of these financial statements.

                               WESTVACO CORPORATION
                       and Consolidated Subsidiary Companies

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   [Unaudited]




1. Statement of Information Furnished
The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of April 30, 1996 and the results of operations and its cash flows for the three months and six months ended April 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 1995 Annual Report on Form 10-K.

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


2. Current Assets
Marketable securities of $141,027,000 ($90,080,000 at October 31, 1995)
are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:


                                       April 30    October 31
  In thousands                           1996         1995

  Raw materials                        $ 56,354     $ 71,998
  Production materials, stores
    and supplies                         78,766       77,769
  Finished and in process goods         156,468      124,377
         Total                         $291,588     $274,144

                                WESTVACO CORPORATION
                       and Consolidated Subsidiary Companies

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   [Unaudited]


3. Foreign Operations
Results of operations for Rigesa, Ltda., our Brazilian operating subsidiary, were as follows:

                                          Three Months         Six Months
In thousands                             Ended April 30     Ended April 30
                                         1996      1995     1996      1995

Sales                                 $60,427   $65,143  $119,153 $117,840

Net income                            $13,078   $13,147  $ 27,159 $ 23,805



Rigesa's results for the second quarter and six months of 1996 were affected by changes in price and product mix of (8.7)% and 4.3%, respectively, and changes in the volume of shipments of 1.5% and (3.2)%, respectively.


4. Supplemental Cash Flow Information
Cash payments for interest excluding amounts capitalized were $43,214,000 and $52,555,000 for the six months ended April 30, 1996 and April 30, 1995, respectively. Cash payments for income taxes were $82,193,000 and $31,128,000 in the first six months of 1996 and 1995, respectively.

                                WESTVACO CORPORATION
                       and Consolidated Subsidiary Companies



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Segment Information
                                  Three Months Ended    Six Months Ended
                                       April 30             April 30
                                     1996      1995       1996      1995
In millions

Sales
Bleached                           $517.5    $515.3   $1,007.7  $  992.1
Unbleached                          172.5     222.9      361.4     422.9
Chemicals                            70.9      69.3      143.1     137.5
Corporate items                      (0.6)     (2.9)      (3.2)     (6.2)
  Consolidated sales               $760.3    $804.6   $1,509.0  $1,546.3

Operating profit
Bleached                           $ 80.6   $102.6    $  157.2  $  179.0
Unbleached                           34.9     50.6        83.7      88.3
Chemicals                             6.7      9.1        19.2      20.7
Corporate items                     (40.5)   (54.6)      (76.0)    (99.6)
Consolidated income
    before taxes                   $ 81.7   $107.7    $  184.1  $  188.4


RESULTS OF OPERATIONS
Our sales and earnings for the second quarter and first half of fiscal 1996 reflect the very competitive market conditions that began late in 1995 as demand for paper products weakened. Sales of $760.3 million for the 1996 second quarter were down 5.5% from the record levels set during the 1995 second quarter, the result of a 3.2% decrease in price and product mix and a 2.3% decrease in the volume of shipments. This market softness occurred at the same time our markets were affected by relatively high product inventories as well as capacity additions in certain sectors of our industry. These circumstances have lead to lower prices and demand, but as customer inventories in certain sectors appear to be approaching more normal levels, demand for some of our products is improving. Sales of $1,509.0 million for the six months were down 2.4% from the comparative 1995 period when record levels were achieved, due to a 6.9% decrease in the volume of shipments, partially offset by a 4.5% increase in price and product mix. Export sales from the United States represented approximately 14% of the company's consolidated sales for the second quarter and the first six months of 1996. Sales outside of the United States, including sales of our foreign operating subsidiaries, accounted for approximately 23% of consolidated second quarter and year to date sales. Gross profit margin for the second quarter and six months of 1996 was 20% and 22%, respectively, compared with 24% and 22% for the prior year periods. The reduction in the second quarter gross profit margin is primarily the result of the market pressure on prices felt throughout our industry. The decrease in cost of products sold for the second quarter of 1996 is primarily due to volume decreases. The decrease in cost of products sold for the six months of 1996 was attributable to volume declines, partially offset by some direct materials cost increases. Depreciation and amortization expense for the six months of 1996 increased 5.7% from the prior year period.

                                WESTVACO CORPORATION
                       and Consolidated Subsidiary Companies

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (cont'd)

Bleached
Bleached segment sales for the second quarter increased .4% from the comparable 1995 period, due to a unit volume increase of 4.9%, offset by a decrease in price and product mix of 4.5%. Sales for the six months increased 1.6% from the comparable 1995 period, due to a favorable change in price and product mix of 4.1%, partially offset by a decrease in unit volume of 2.5%. Bleached segment operating profit for the second quarter and six months decreased 21.4% and 12.2%, respectively, from the comparable 1995 periods.
Year to date, approximately 17% of bleached segment sales were made to the domestic tobacco industry. However, a significant portion of this paper and paperboard is used for products which are exported. Excluding this portion, approximately 9% of bleached segment sales were made to the domestic tobacco industry for final sale in the United States. The current legal and regulatory pressures on that industry in the United States could have an adverse effect on future bleached segment sales and profitability. We would expect to offset any unit volume declines in United States tobacco sales by continuing growth in our sales to the liquid, dry and frozen food, personal care, foreign tobacco and other consumer product markets of the world.

Unbleached
Unbleached segment sales for the second quarter and the six months decreased 22.6% and 14.5%, respectively, primarily due to decreases in volume of 17.6% and 16.7%, respectively, as a result of the sale of the domestic corrugated box business in November 1995. During the second quarter, the unbleached segment pricing was adversely affected by the very competitive market conditions in the paper industry. Operating profit for the unbleached segment for the second quarter and six six months of 1996 was $34.9 million and $83.7 million, respectively, compared with $50.6 million and $88.3 million for the prior year periods. Rigesa accounted for nearly half of unbleached segment operating profit in the first six months of 1996. The impact of Rigesa on the first six months of 1996 sales and earnings has been positive, but the company cannot predict the continued strength of the Brazilian market.

Chemicals
Sales for the chemicals segment increased 2.3% and 4.1% from the 1995 second quarter and six months, respectively, due to price and product mix improvements of 5.8% and 9.5%, respectively, offset by volume decreases of 3.5% and 5.4%, respectively. Operating profit for the chemicals segment was $6.7 million and $19.2 million, respectively, for the second quarter and six months of 1996, compared to $9.1 million and $20.7 million last year.

Other Items
Other income for the 1996 second quarter and six months increased over 1995 comparable periods due primarily to higher interest income principally at Rigesa. Interest expense decreased by 13.8% for the six months compared to 1995 due to the repayment of certain sinking fund debentures in the prior fiscal year. The effective tax rate decreased to 38.7% for the first six months of 1996 compared to 39.3% for the 1995 period, due to foreign earnings being taxed at lower rates. Earnings for the second quarter ended April 30, 1996 were $.50 per share, compared to $.64 for the 1995 period. Earnings per share of $1.11 for the six months compare to $1.13 for the 1995 period.

                                 WESTVACO CORPORATION
                        and Consolidated Subsidiary Companies

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
At April 30, 1996, the ratio of current assets to current liabilities was
2.3 compared to 1.8 at October 31, 1995. Cash and marketable securities increased 28.2% from the October 31, 1995 level reflecting strong cash flows from operations partially offset by cash used for investing and financing activities. Cash flows from operations totaled $228.2 million for the six months ended April 30, 1996, compared to $184.1 million for the comparable
1995 period. Inventories increased from October 1995 levels, reflecting capacity additions in certain sectors of our industry and increased competition in our major business areas. Cash expenditures for capital investments totaled $192.6 million for the six months of 1996, compared to $113.3 million for the comparable 1995 period. This increase is related to projects including paper machine improvements, the construction of the Chemical Division's new carbon plant in Wickliffe, Ky. and the removal of elemental chlorine from the pulp bleaching process. At April 30, 1996, the amounts committed to complete all authorized capital projects totaled approximately $774 million and total capital expenditures are expected to approximate between $450 to $500 million in 1996. The company may from time to time use outside sources as needed to finance future capital investments, as it has in the past. The company maintains a $400 million revolving credit agreement and has access to an additional $75 million of unsecured bank credit lines; there were no borrowings under any of these arrangements during the current period. The ratio of debt to total capital employed was 29% at April 30, 1996, compared to 30% at October 31, 1995.

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

                                WESTVACO CORPORATION
                       and Consolidated Subsidiary Companies

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS




                      PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:  None

(b)   Report on Form 8-K:

      A report on Form 8-K covering Item 5, Other Events, was filed on February 29, 1996 describing the election of John A. Luke, Jr., President and Chief Executive Officer, to the additional post of Chairman, following the retirement of David L. Luke III. The report also covered the retirement of two other senior officers, one of whom was also a director, and two outside directors.


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WESTVACO CORPORATION
                                   (Registrant)



June 7, 1996                     /s/James E. Stoveken, Jr.
                                    James E. Stoveken, Jr.
                                    Senior Vice President
                                   (Principal Financial Officer)