Form 10-Q
period 1996-07-31
WESTVACO CORP
filed 1996-09-10
CIK 106498

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended  July 31, 1996

                                      OR

   [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to __________________

                        Commission File Number 1-3013


                             WESTVACO CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



        Delaware                                       13-1466285
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                   299 Park Avenue, New York, New York 10171
                   (Address of principal executive offices)

                         Telephone Number 212-688-5000
                       (Registrants's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO



At July 31, 1996 the latest practicable date, there were 101,857,421 shares outstanding of Common Stock, $5 par value.

                             WESTVACO CORPORATION
                    and Consolidated Subsidiary Companies



                              INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                                  Page No.

Item 1.  Financial Statements:
   Consolidated Statement of Income for the three months
   and nine months ended July 31, 1996 and 1995                   2

   Consolidated Balance Sheet as of July 31, 1996
   and October 31, 1995                                           3

   Consolidated Statement of Cash Flows for the
   nine months ended July 31, 1996 and 1995                       4

   Notes to Consolidated Financial Statements                     5 - 6

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                            7 - 10



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                         10



SIGNATURES                                                        10

                            WESTVACO CORPORATION
                   and Consolidated Subsidiary Companies

                       PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                      CONSOLIDATED STATEMENT OF INCOME

                                  [Unaudited]



In thousands, except per share data

                                     Three Months Ended       Nine Months Ended
                                           July 31                 July 31
                                       1996      1995       1996        1995

Sales                                $757,715  $854,567 $2,266,727  $2,400,864
Other income                              636     8,557     22,237      20,404
                                      758,351   863,124  2,288,964   2,421,268


Cost of products sold (excludes
 depreciation shown below)            550,478   582,132  1,618,570   1,675,455
Selling, research and
 administrative expenses               58,066    62,583    173,501     175,217
Depreciation and amortization          60,145    59,483    178,516     171,490
Interest expense                       21,443    25,573     66,017      77,306

                                      690,132   729,771  2,036,604   2,099,468


Income before taxes                    68,219   133,353    252,360     321,800

Income taxes                           24,600    53,200     95,800     127,300


Income before extraordinary charge     43,619    80,153    156,560     194,500

Extraordinary charge - extinguishment
 of debt, net of taxes                    -0-    (2,590)       -0-      (2,590)


Net income                          $  43,619 $  77,563 $  156,560  $  191,910


Average number of common
 shares outstanding                   101,816   101,374    101,695     101,086


Per share of common stock:
 Income before extraordinary charge     $ .43     $ .79      $1.54       $1.92
 Extraordinary charge -
   extinguishment of debt                 -0-      (.02)       -0-        (.02)


Net income                              $ .43     $ .77      $1.54       $1.90


Cash dividends per share of
 common stock                           $ .22     $ .18 1/3  $ .66       $ .55



































The accompanying notes are an integral part of these financial statements.

                       WESTVACO CORPORATION
               and Consolidated Subsidiary Companies


                    CONSOLIDATED BALANCE SHEET


In thousands
                                                  July 31     October 31
                                                    1996         1995

                                                [Unaudited]     [Audited]
ASSETS
Cash and marketable securities                  $  163,215   $  151,823
Receivables                                        256,006      311,366
Inventories                                        278,685      274,144
Prepaid expenses                                    67,056       49,683
    Current assets                                 764,962      787,016

Plant and timberlands:
  Machinery                                      4,131,320    4,082,419
  Buildings                                        558,370      565,081
  Other property, including plant land             199,893      193,506
                                                 4,889,583    4,841,006
  Less: accumulated depreciation                 2,212,613    2,152,901
                                                 2,676,970    2,688,105
  Timberlands - net                                237,609      241,324
  Construction in progress                         338,550      210,661
                                                 3,253,129    3,140,090

Other assets                                       354,107      325,626
                                                $4,372,198   $4,252,732

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses           $  343,401   $  338,237
Notes payable and current maturities of
  long-term obligations                             32,495       41,191
Income taxes                                        19,196       49,273
    Current liabilities                            395,092      428,701

Long-term obligations                            1,162,187    1,147,020
Deferred income taxes                              639,251      596,460
Shareholders' equity:
  Common stock, $5 par, at stated value
   shares authorized: 200,000,000
   shares issued: 102,723,716 (1995-102,334,244)   749,614      741,193
  Retained income                                1,445,691    1,356,408
  Common stock in treasury, at cost
   shares held: 866,295 (1995-783,033)             (19,637)     (17,050)
                                                 2,175,668    2,080,551
                                                $4,372,198   $4,252,732


The accompanying notes are an integral part of these financial statements.

                       WESTVACO CORPORATION
               and Consolidated Subsidiary Companies

               CONSOLIDATED STATEMENT OF CASH FLOWS

                            [Unaudited]

In thousands
                                                          Nine Months Ended
                                                              July 31
                                                          1996      1995

Cash flows from operating activities:
  Net income                                           $ 156,560 $ 191,910
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation and amortization          178,516   171,490
    Provision for deferred income taxes                   32,494    52,752
    Gains on sales of plant and timberlands               (7,509)   (4,628)
    Pension credits and other employee benefits          (28,216)   (2,853)
    Foreign currency translation (gains) losses              296    (1,601)
 Changes in assets and liabilities:
    Decrease (increase) in receivables                    55,336   (33,820)
    Increase in inventories                               (4,312)  (53,336)
    Increase in prepaid expenses                          (7,076)   (3,703)
    Increase in accounts payable and
      accrued expenses                                    15,115    19,634
    (Decrease) increase in income taxes payable          (30,077)   27,532
  Other, net                                               6,972     6,007
             Net cash provided by operating activities   368,099   369,384

Cash flows from investing activities:
  Additions to plant and timberlands                    (346,821) (189,900)
  Proceeds from sales of plant and timberlands            64,604     7,321
  Other, net                                              (4,226)     (700)

             Net cash used in investing activities      (286,443) (183,279)

Cash flows from financing activities:
  Proceeds from issuance of common stock                   4,857    12,510
  Proceeds from issuance of debt                          40,608    67,871
  Dividends paid                                         (67,115)  (55,595)
  Repayment of notes payable and long-term
    obligations                                          (48,326) (153,676)

             Net cash used in financing activities       (69,976) (128,890)

Effect of exchange rate changes on cash                     (288)      850


  Increase in cash and marketable securities              11,392    58,065

Cash and marketable securities:
  At beginning of period                                 151,823    75,003

   At end of period                                    $ 163,215 $ 133,068


The accompanying notes are an integral part of these financial statements.

                                WESTVACO CORPORATION
                        and Consolidated Subsidiary Companies

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   [Unaudited]


1.  Statement of Information Furnished
The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of July 31, 1996 and the results of its operations and its cash flows for the three months and nine months ended July 31, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 1995 Annual Report on Form 10-K.

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


2.  Current Assets
Marketable securities of $127,387,000 ($90,080,000 at October 31, 1995) are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:


                                                July 31   October 31
              In thousands                        1996        1995


              Raw materials                   $  53,117    $ 71,998
              Production materials, stores
                and supplies                     79,034      77,769
              Finished and in process goods     146,534     124,377
              Total                            $278,685    $274,144

                                WESTVACO CORPORATION
                        and Consolidated Subsidiary Companies

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   [Unaudited]
3.  Foreign Operations
Results of operations for Rigesa, Ltda., our Brazilian operating subsidiary, were as follows:

                                          Three Months         Nine Months
In thousands                             Ended July 31         Ended July 31

                                        1996      1995       1996      1995


Sales                                 $60,311   $70,052    $179,464 $187,892

Net Income                            $ 7,314   $14,734    $ 34,473 $ 38,539


Rigesa's results for the third quarter and nine months of 1996 were affected by changes in price and product mix of (30.0)% and (7.6)%, respectively, and changes in the volume of shipments of 10.7% and 1.1%, respectively.


4.  Supplemental Cash Flow Information
Cash payments for interest excluding amounts capitalized were $62,185,000 and $78,700,000 for the nine months ended July 31, 1996 and 1995, respectively. Cash payments for income taxes were $93,351,000 and $41,333,000 in the first nine months of fiscal 1996 and 1995, respectively.

                                WESTVACO CORPORATION
                        and Consolidated Subsidiary Companies

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Information

                                       Three Months Ended   Nine Months Ended
                                            July 31              July 31
                                        1996      1995       1996      1995
In millions
Sales
Bleached                                $519.4   $541.4    $1,527.1  $1,533.5
Unbleached                               166.5    243.9       527.9     666.8
Chemicals                                 75.6     71.7       218.7     209.2
Corporate items                           (3.8)    (2.4)       (7.0)     (8.6)

Consolidated sales                      $757.7   $854.6    $2,266.7  $2,400.9

Operating profit
Bleached                               $  74.2   $104.7   $   231.4 $   283.7
Unbleached                                26.8     67.3       110.5     155.6
Chemicals                                 15.8     11.3        35.0      32.0
Corporate items                          (48.5)   (49.9)     (124.5)   (149.5)

Consolidated income
    before taxes                       $  68.3   $133.4    $  252.4  $  321.8



Results of Operations
Sales and earnings for the third quarter and nine months of fiscal 1996 reflect the very competitive market conditions that began late in 1995 causing prices and shipments of key paper and paperboard grades to decline from 1995's record setting levels.  Sales of $757.7 million for the 1996 third quarter were down 11.3% from the record levels set during the 1995 third quarter, the result of a 9.0% decrease in price and product mix and a 2.3% decrease in the volume of shipments. This decline reflects market softness which developed last fall when our markets were affected by relatively high customer inventories as well as capacity additions in certain sectors of our industry. Signs of improvement in market conditions are appearing as we begin the fourth quarter, traditionally one of our stronger periods. While pricing remains under pressure, demand for kraft linerboard is improving. Orders for coated printing papers are also increasing, and our bleached board markets, which have remained reasonably stable throughout the year, are improving as well. Sales of $2,266.7 million for the nine months were down 5.6% from the comparative 1995 period when record levels were achieved, due principally to a 6.4% decrease in the volume of shipments. Export sales from the United States represented approximately 15% of the company's consolidated sales for the third quarter and the nine months of fiscal 1996, a moderate increase over last
year's level.   Sales outside of the United States, including sales of our foreign operating subsidiaries, accounted for approximately 24% of consolidated third quarter and year to date sales. Gross profit margin for the third quarter and nine months of 1996 was 20% and 21%, respectively, compared with 25% and 23% for the prior year periods. The reduction in the third quarter gross profit margin is primarily the result of the market pressure on prices felt

                                WESTVACO CORPORATION
                        and Consolidated Subsidiary Companies

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

Results of Operations (cont'd)

throughout our industry and some temporary machine downtime. Earnings for the third quarter and the nine months of fiscal 1996 reflect an adverse impact of approximately six cents per share resulting from planned manufacturing improvements which temporarily interrupted production at two locations. The decrease in cost of products sold for the third quarter of 1996 was attributable to volume declines and some direct material cost decreases. The decrease in cost of products sold for the nine months of 1996 was attributable to volume declines, partially offset by some direct materials and labor cost increases. Depreciation and amortization expense for the nine months of 1996 increased 4.1% from the prior year period.

Bleached
Bleached segment sales for the third quarter decreased 4.1% from the comparable 1995 period, due to a decrease in price and product mix of 7.5%, offset by an increase in unit volume of 3.4%. Sales for the nine months decreased .4% from the comparable 1995 period, due to a decrease in unit volume of 2.3%, offset by a favorable change in price and product mix of 1.9%. Bleached segment operating profit for the third quarter and nine months decreased 29.1% and 18.4%, respectively, from the comparable 1995 periods. Year to date, approximately 17% of bleached segment sales were made to the domestic tobacco industry. However, a significant portion of this paper and paperboard is used for products which are exported. Excluding this portion, approximately 9% of bleached segment sales were made to the domestic tobacco industry for final sale in the United States. The current legal and regulatory pressures on that industry in the United States could have an adverse effect on future bleached segment sales and profitability. We would expect to offset any unit volume declines in United States tobacco sales by continuing growth in our sales to the liquid, dry and frozen food, personal care, foreign tobacco and other consumer product markets of the world.

Unbleached
Unbleached segment sales for the third quarter and the nine months decreased 31.7% and 20.8%, respectively, due to decreases in volume of 15.7% and 16.5%, respectively, as a result of the sale of the domestic corrugated box business in November 1995 and decreases in price and product mix of 16.0% and 4.3%, respectively. During the third quarter, the unbleached segment pricing was adversely affected by the very competitive market conditions in the U. S. linerboard and Brazilian corrugated box business. Operating profit for the unbleached segment for the third quarter and nine months of 1996 was $26.8 million and $110.5 million, respectively, compared with $67.3 million and $155.6 million for the prior year periods. Rigesa accounted for nearly half of unbleached segment operating profit in the first nine months of 1996. The impact of Rigesa on the first nine months of 1996 sales and earnings has been positive, but the company cannot predict the future strength of the Brazilian market.

Chemicals
Chemical segment sales for the third quarter increased 5.4% from the comparable 1995 period due to volume increases of 2.8% and a favorable change in price and product mix of 2.6%. Sales for the nine months increased 4.5% due

                                WESTVACO CORPORATION
                        and Consolidated Subsidiary Companies

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

Results of Operations (cont'd)

to improvements in price and product mix of 6.5%, partially offset by a volume decrease of 2.0%. Operating profit for the chemicals segment increased 39.8% and 9.4%, respectively, for the third quarter and nine months of 1996, from the comparable 1995 periods.

Other Items
Other income for the 1996 third quarter and nine months increased over 1995 comparable periods due primarily to higher interest income. Interest expense decreased by 14.6% for the nine months compared to 1995 due to the repayment of certain sinking fund debentures in the prior fiscal year. The effective tax rate decreased to 38.0% for the first nine months of 1996 compared to 39.6% for the 1995 period, due to foreign earnings being taxed at lower rates. Earnings for the third quarter ended July 31, 1996 were $.43 per share, compared to $.77 for the 1995 period. Earnings per share of $1.54 for the nine months compare to $1.90 for the 1995 period.

Liquidity and Capital Resources
At July 31, 1996, the ratio of current assets to current liabilities was 1.9 compared to 1.8 at October 31, 1995. Cash and marketable securities increased from the October 31, 1995 level reflecting the continued strong cash flows from operations partially offset by cash used for investing and financing activities. Cash flows from operations totaled $368.1 million for the nine months ended July 31, 1996, compared to $369.4 million for the comparable 1995 period. Inventories increased from unusually low October 1995 levels, reflecting capacity additions in certain sectors of our industry and increased competition in our major business areas. Cash expenditures for capital investments totaled $346.8 million for the nine months of 1996, compared to $189.9 million for the comparable 1995 period. This increase is related to projects including the purchase of a consumer products printing and packaging plant in Valinhos, Brazil, paper machine improvements, the construction of the Chemical Division's new carbon plant in Wickliffe, KY and the removal of elemental chlorine from the pulp bleaching process. At July
31, 1996, the amounts committed to complete all authorized capital projects were approximately $815 million and total capital expenditures are expected to approximate between $450 to $500 million in 1996. The company maintains a $400 million revolving credit agreement and has access to an additional $75 million of unsecured bank credit lines; there were no borrowings under any of these arrangements during the current period. The ratio of debt to total capital employed was 29% at July 31, 1996, compared to 30% at October 31, 1995.

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

                                WESTVACO CORPORATION
                        and Consolidated Subsidiary Companies

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


Liquidity and Capital Resources (cont'd)

Total required expenditures related to the EPA's proposals could fall in the range of $175 to $400 million. Additional operating costs, including depreciation, for these new facilities could fall in the range of $25 to $50 million pretax annually. Currently, the company does not expect final rules until sometime later in 1996 with implementation required over several years thereafter. It is not possible to develop more precise estimates until the proposed rules become final.

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




PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


(a)          Exhibits:

     27. Financial Data Schedules

(b) Report on Form 8-K: There were no Form 8-K reports filed during the quarter ended July 31, 1996.




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WESTVACO CORPORATION
                                      (Registrant)

September 10, 1996                /s/John E. Banu
                                     John E. Banu
                                     Comptroller