Form 10-Q/A
period 1996-07-31
WESTVACO CORP
filed 1996-10-25
CIK 106498

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A


(MARK ONE)

   [X]       Amendment No. 1 to
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended July 31, 1996


                                      OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to  ______________________

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

                         Telephone Number 212-688-5000
                        (Registrants' telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  YES   X     NO
                           ____  _____

At July 31, 1996 the latest practicable date, there were 101,857,421 shares outstanding of Common Stock, $5 par value.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)     Exhibits:

        3.ii Bylaws of Westvaco Corporation, as of November 30, 1995

        27. Financial Data Schedules

(b) Report on Form 8-K: There were no Form 8-K reports filed during the quarter ended July 31, 1996.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WESTVACO CORPORATION
                                        (Registrant)


October 25, 1996                        John E. Banu
                                        ------------
                                        John E. Banu
                                        Comptroller