Form 10-K
period 1996-10-31
WESTVACO CORP
filed 1996-12-17
CIK 106498

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K
       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996
                  COMMISSION FILE NUMBER 1-3013

                       WESTVACO CORPORATION
      (Exact name of registrant as specified in its charter)

Delaware                               299 Park Avenue
(State of incorporation)               New York, New York  10171
                                       Telephone 212-688-5000
13-1466285                            (Address and telephone number of
(I.R.S. Employer Identification No.)   registrant's principal executive offices)



      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                       Name of each exchange
      Title of each class              on which registered
      Common Stock- $5 par value       New York Stock Exchange
                                       Chicago Stock Exchange
                                       Pacific Stock Exchange

      Preferred Stock Purchase Rights  New York Stock Exchange
                                       Chicago Stock Exchange
                                       Pacific Stock Exchange
      Sinking Fund Debentures:
       8 1/8%, due 1997-2007           New York Stock Exchange
      10 1/4%, due 1999-2018           New York Stock Exchange

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes  X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

At November 30, 1996, the latest practicable date, the number of shares of common stock outstanding and aggregate market value of voting common stock held by nonaffiliates were 101,895,051 and $2,853,061,428, respectively.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1996 (the "1996 Westvaco Annual
Report") are incorporated by reference into Parts I, II and IV of this Form 10-K.

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 25, 1997
("Westvaco's 1997 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                PART I

ITEM 1. BUSINESS

GENERAL
Westvaco Corporation, a Delaware Corporation incorporated in 1899 as West Virginia Pulp and Paper Company, is one of the major producers of paper and paperboard in the United States. It converts paper and paperboard into a variety of end-products, manufactures a variety of specialty chemicals, produces lumber, sells timber from its timberlands and is engaged in land development. In Brazil, it is a major producer of paperboard and
corrugated packaging for the markets of that country.   It also
exports products from both the United States and Brazil to other countries throughout the world. The term "Westvaco" or "the company" includes Westvaco Corporation and its consolidated subsidiaries unless otherwise noted.

BUSINESS SEGMENTS
The company's principal business segments are the manufacture of
(i) bleached paper, paperboard and packaging products, (ii) unbleached paper, paperboard and packaging products and (iii) specialty chemicals. Financial information about the company's business segments is contained in Note O to the consolidated financial statements, included in the 1996 Westvaco Annual Report on pages 30 to 31, and is incorporated herein by reference.

MARKETING AND DISTRIBUTION
The principal markets for Westvaco's products are in the United States. Sales to customers outside the United States made up approximately 23% of Westvaco's total sales in 1996 (1995-21%, 1994-19%). Substantially all products are sold through the company's own sales force. Westvaco maintains 31 sales offices located throughout the United States and 28 in foreign countries.

TIMBERLANDS
The principal raw material used in the manufacture of paper, paperboard and pulp is wood. Westvaco owns 1,452,000 acres of forest land in the United States and southern Brazil (more than 1,000 miles from the Amazon rainforests). Westvaco's 40-year-old Cooperative Forest Management Program provides an additional source of wood fiber from the 1,386,000 acres owned by participating landowners and managed with assistance from Westvaco foresters.

Westvaco's strategy, based on the location of its mills and the composition of surrounding forest land ownership, is to provide a portion of its wood fiber from company-owned land and to rely on private woodland owners and residues from independent solid wood products plants for substantial quantities of wood. During 1996, Westvaco furnished 39% (1995-37%, 1994-36%) of its wood requirements from company-owned land, and an additional 7% (1995-8%, 1994-9%) was purchased from landowners in the Cooperative Forest Management Program. The remainder was purchased from other private landowners and sawmills by mill wood procurement organizations. The wood procurement system includes 31 pulpwood concentration and processing yards that are strategically located to store and ship wood to the mills as needed. Westvaco supplied 93% of the wood for its Brazilian mill from company plantations.

Westvaco timberlands are stocked with pine plantations and natural hardwoods. The inventory of growing trees, the basis for volume production, has increased steadily over the last decade in spite of a steady rise in the volume of wood harvested. Most of the pine stands harvested are plantations that are regenerated by establishing new pine plantations. Most hardwood stands that are harvested are re-established by planned natural regeneration from seeds and sprouts. Westvaco's hardwood plantation program is expanding and involves several domestic species. The quantity of wood harvested by Westvaco from its lands in any year is primarily controlled by long-range forest management programs based on integrated wood supply plans.


PATENTS
Westvaco has obtained a number of patents as a result of its
research and product development efforts.   Westvaco is the owner
of many registered trademarks for its products. Westvaco is not materially dependent on trademarks, patents or licenses under patents held by others.

DEPENDENCE UPON A SINGLE CUSTOMER
Westvaco's largest single customer is Philip Morris Companies, Inc., a global consumer products company, which purchases packaging materials from the bleached segment.

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

In 1996, the company incurred $38.3 million (1995-$31.4 million, 1994-$30.6 million) of research and development costs.
Substantially all of the research projects are company sponsored.
Approximately 220 scientists were employed in research and development activities.

ENVIRONMENTAL PROTECTION
Westvaco is subject to federal and state environmental laws and regulations in all jurisdictions in which it has operating facilities. Compliance with these requirements involves the diversion of capital from production facilities and increases operating costs. In the opinion of Westvaco's management, environmental protection requirements will not adversely affect the company's competitive industry position since other domestic companies are subject to similar requirements. Capital expenditures for pollution control facilities are expected to approximate $160 million and $130 million in 1997 and 1998, respectively, which includes the investment for the removal of elemental chlorine as noted below. Future capital expenditures for pollution control facilities are expected to increase substantially as a result of proposed EPA air and water quality regulations for the U. S. paper industry. Currently, the company does not expect final rules until sometime in 1997 with implementation required over several years thereafter. In 1995, the company authorized the final step in a long-term program initiated in 1989 which will result in the removal of elemental chlorine from all of our pulp bleaching processes. To accomplish this, Westvaco authorized an expenditure of $140 million in the spring of 1995, and we expect the program to be complete in 1997. This is an initial step in addressing the anticipated regulations. Total required expenditures related to EPA's proposals could fall in the range of $175 to $400 million. Additional operating costs, including depreciation, for these new facilities could fall in the range of $25 to $50 million pretax annually. It will be difficult to develop more precise estimates until the proposed rules become final.

EMPLOYEES
At November 30, 1996, Westvaco employed approximately 13,440 persons, of whom 6,500 domestic employees are represented by various labor unions under collective bargaining agreements. Approximately 2,110 employees of Rigesa, Ltda. ("Rigesa"), Westvaco's Brazilian subsidiary, are represented under collective bargaining arrangements. Westvaco believes its labor relations are good.

INTERNATIONAL OPERATIONS
In Brazil, Rigesa operates a paperboard mill, corrugated box plant and a consumer packaging plant in Valinhos, State of Sao Paulo; a paperboard mill in Tres Barras, State of Santa Catarina; and corrugated box plants in Blumenau, State of Santa Catarina; Manaus, State of Amazonia; and Pacajus, State of Ceara. Rigesa is one of the few paper companies in Brazil which is integrated from the forests to the markets. This fact, combined with technology drawn from Westvaco's U.S. experience, has provided Rigesa with a history of high-quality products and strong growth. Rigesa accounted for approximately 40% of unbleached segment operating profit in 1996. Operating results at Rigesa continue to be subject to the uncertain economic and political conditions in Brazil.

Westvaco's Czech Republic subsidiary, Westvaco Svitavy, spol. s r.o. ("Svitavy"), began operating a consumer packaging plant in that country during the 1995 fiscal fourth quarter. Svitavy supplies consumer packaging to the markets of Eastern, Central and Western Europe. The packaging is made primarily from distinctive paper and paperboard produced by Westvaco in the United States.

Export sales from Westvaco's U.S. operations made up approximately 15% of Westvaco's 1996 sales (1995-14%, 1994-13%). Rigesa's sales, including exports, were 8% of Westvaco's total sales (1995-7%, 1994-6%). For information concerning the income of Westvaco's foreign subsidiaries for the three years ended October 31, 1996 and the assets for the two-year period then ended, see Note J to the consolidated financial statements, incorporated by reference in Part II of this report. While there are risks inherent in foreign investments, Westvaco does not believe at this time that such risks are material to its overall business prospects.

ITEM 2.  PROPERTIES
The location of Westvaco's production facilities and their principal products in each business segment as of October 31, 1996 were as follows:

BLEACHED PAPER, PAPERBOARD AND PACKAGING PRODUCTS

        Location                           Product

      Covington, Virginia                  Bleached paperboard
      Luke, Maryland                       White printing and converting papers
      Wickliffe, Kentucky                  White printing and converting
                                              papers, and market pulp
      Tyrone, Pennsylvania                 White printing and converting papers
      Low Moor, Virginia                   Extrusion coated bleached paperboard
      Cleveland, Tennessee                 Folding cartons
      Newark, Delaware                     Folding cartons
      Richmond, Virginia                   Folding cartons
      Svitavy, Czech Republic              Folding cartons
      Valinhos, Sao Paulo, Brazil          Folding cartons
      Richmond, Virginia                   Cartons for liquid products
      Atlanta, Georgia                     Envelopes
      Dallas, Texas                        Envelopes
      Enfield, Connecticut                 Envelopes
      Indianapolis, Indiana                Envelopes
      Kenosha, Wisconsin                   Envelopes
      Los Angeles, California              Envelopes
      Springfield, Massachusetts           Envelopes
      Williamsburg, Pennsylvania           Envelopes
      Springfield, Massachusetts           Flexible packaging and paper cups


UNBLEACHED PAPER, PAPERBOARD AND PACKAGING PRODUCTS


      Location                             Product

      Charleston, South Carolina           Containerboard, saturating kraft and
                                            folding carton stock
      Covington, Virginia                  Corrugating medium
      Tres Barras, Santa Catarina, Brazil  Containerboard and kraft papers
      Valinhos, Sao Paulo, Brazil          Corrugating medium (principally
                                            from waste papers)
      Blumenau, Santa Catarina, Brazil     Corrugated boxes
      Pacajus, Ceara, Brazil               Corrugated boxes
      Manaus, Amazonia, Brazil             Corrugated boxes
      Valinhos, Sao Paulo, Brazil          Corrugated boxes
      Cameron, South Carolina              Building products
      Summerville, South Carolina          Building products

CHEMICALS

      Location                             Product

      Charleston, South Carolina           Lignin-based surfactants and tall
                                            oil derivatives
      Covington, Virginia                  Activated carbon products and
                                            services
      DeRidder, Louisiana                  Printing ink resins and tall oil
                                            derivatives
      Mulberry, Florida                    Tall oil derivatives
      Wickliffe, Kentucky*                 Activated carbon products and
                                            services

OTHER

      Location                             Product

      Summerville, South Carolina          Land development

* Opening mid-1997

CAPACITY AND PRODUCTION
Capacity estimates are based on the expected operations and product mix of each of the locations. Whether these estimates can in practice be attained or exceeded is dependent upon a variety of factors such as actual product mix, quantity and timing of production runs, required maintenance time and labor conditions.

The approximate annual productive capacity is 3,181,000 tons for the paper and paperboard mills and 715,000 tons for the converting plants. The 1996 production from these facilities was 3,001,000 and 590,000 tons, respectively. The mills supplied 73% of the paper and paperboard needs of the converting plants. The annual productive capacity for the chemical plants is 497,000 tons. In 1996, 454,000 tons of specialty chemicals were produced.

LEASES
See Note H to the consolidated financial statements, incorporated by reference in Part II of this report, for financial data on leases. Substantially all of the leases of production facilities contain options to purchase or renew for future periods.

TIMBERLANDS
Westvaco owns 1,452,000 acres of timberlands. There are 1,100,000 acres in the South and Middle Atlantic United States, 236,000 acres in the Central United States and 116,000 acres in Brazil.

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

ITEM 3. LEGAL PROCEEDINGS

The company is involved in contractual disputes, administrative and legal proceedings and investigations of various types, generally incidental to its business. In addition, the company is currently named as a potentially responsible party with respect to the cleanup of several hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has, as of October 31, 1996, accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company periodically reviews the status of the hazardous waste sites and adjusts its accrual as appropriate.
While any litigation, proceeding or investigation has an element of uncertainty, the company and its general counsel do not believe that the outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended October 31, 1996.

Executive officers of the registrant

The following table sets forth certain information concerning the executive officers of Westvaco Corporation:


                                                                 Year in which
                                                            service in present
Name                         Age      Present position          position began

John A. Luke, Jr.*           48       Chairman,                           1996
                                      President and
                                      Chief Executive Officer             1992
Rudolph G. Johnstone, Jr.*   60       Executive Vice President            1995
E. Lee Andrews               61       Senior Vice President               1988
Philip H. Emery, Jr.         62       Senior Vice President               1995
Frederick C. Haas            60       Senior Vice President               1982
Jack A. Hammond              58       Senior Vice President               1992
James E. Stoveken, Jr.       57       Senior Vice President               1996
Brantley D. Thomas, Jr.      63       Senior Vice President               1987
Samuel L. Torrence           56       Senior Vice President               1996
R. Scott Wallinger           57       Senior Vice President               1987
Wendell L. Willkie, II       45       Senior Vice President and
                                      General Counsel                     1996
William S. Beaver            45       Vice President                      1996
                                      and Treasurer                       1987
John W. Hetherington         58       Vice President and                  1987
                                      Secretary                           1978
Ned W. Massee                46       Vice President                      1991
John E. Banu                 49       Comptroller                         1995

*  Director of Westvaco


Westvaco's officers are elected by the Board of Directors annually for one-year terms. Westvaco's executive officers have served in their present capacities for the past five years or longer with the following exceptions:

John A. Luke, Jr., Executive Vice President, 1990-1992; Rudolph G. Johnstone, Jr., Senior Vice President, 1990-1995; Philip H. Emery, Jr., Vice President, 1987-1995; Jack A. Hammond, Vice President and Assistant Manager of the Bleached Board Division, 1987-1992; James
E. Stoveken, Jr., Vice President, 1986-1996, Comptroller, 1979-1995; Samuel L. Torrence, Vice President, 1991-1996; Wendell L.
Willkie, II, Vice President and Associate General Counsel 1995-1996, served as a Fellow in legal policy and international trade at the American Enterprise Institute, 1993-1995, prior to which he held several senior law and management positions with the U. S. government; William S. Beaver, Treasurer 1987-1996; John E. Banu, Assistant Comptroller, 1980-1995.

Information required by Item 405 of Regulation S-K will be included in Westvaco's 1997 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1997, and is incorporated herein by reference.


                            PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
 SECURITY HOLDER MATTERS

(a)   Market and price range of common stock
      The company's common stock is traded on the New York, Chicago and Pacific Stock Exchanges under the symbol W. The New York Stock Exchange is the principal market on which the common stock is traded.

      The quarterly price range of common stock and the quarterly dividends per share for 1996 and 1995 are included on page 2 of the 1996 Westvaco Annual Report under the captions
      "Quarterly price ranges of stock" and "Quarterly dividends per share," and are incorporated herein by reference.

(b)   Approximate number of common shareholders
      At October 31, 1996, the number of record holders of Westvaco common stock was approximately 8,500. In addition, there were 12,260 current or former employees of the company who were Westvaco shareholders by virtue of their participation in the company's savings and investment plans.

(c)   Dividends
      The company's record of uninterrupted quarterly cash dividends extends 101 years. There were no restrictions on dividends at October 31, 1996.


ITEM 6.  SELECTED FINANCIAL DATA

Information required by this item is included on pages 34-35 of the 1996 Westvaco Annual Report under the caption "An eleven-year comparison," and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included on pages 14-17 of the 1996 Westvaco Annual Report under the captions "Liquidity and capital resources," "Analysis of operations," "Fiscal year 1995" and "Fiscal year 1994," and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included on pages 18-33 of the 1996 Westvaco Annual Report under the captions "Consolidated statement of income," "Consolidated balance sheet," "Consolidated statement of cash flows," "Notes to financial statements" and "Report of independent accountants," and is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item for the company's directors will be contained in Westvaco's 1997 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1997, and is incorporated herein by reference. Information required by this item for the company's executive officers is contained in Part I of this report under the caption "Executive officers of the registrant."


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item will be contained in Westvaco's
1997 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1997, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

Information required by this item will be contained in Westvaco's
1997 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1997, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be contained in Westvaco's
1997 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1997, and is incorporated herein by reference.


                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

(a) Documents filed as part of this report:

        1. Consolidated financial statements

           The consolidated financial statements of Westvaco
           Corporation and consolidated subsidiaries listed below are incorporated herein by reference to the following pages of the Westvaco's 1996 Annual Report:

                                                                        Page
           Consolidated statement of income for fiscal years
            ended October 31, 1996, 1995 and 1994                       18

           Consolidated balance sheet at October 31, 1996 and 1995      19

           Consolidated statement of cash flows for fiscal years
            ended October 31, 1996, 1995 and 1994                       20

           Notes to financial statements                                21-32

           Report of independent accountants                            33

        2. Consolidated financial statement schedules

           All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes thereto contained in Westvaco's 1996 Annual Report and incorporated herein by reference.


        3. Exhibits

        3.i Restated Certificate of Incorporation, previously filed as Exhibit 3b to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, File No. 1-3013, and incorporated herein by reference.

        3.ii Bylaws of Westvaco Corporation, previously filed as Exhibit 3a to the company's Quarterly Report on Form 10-Q/A for the nine-months ended July 31, 1996, File No. 1-3013, and incorporated herein by reference.

        4.a Credit Agreement dated June 21, 1993, as amended August 22, 1994, previously filed as Exhibit 4(a) to the company's Quarterly Report on Form 10-Q for the third quarter ended July 31, 1993 and July 31, 1994, incorporated herein by reference.

        4.b Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as trustee, previously filed as Exhibit 2 to the company's Registration Statement on Form 8-A,
              File No. 1-3013, dated January 24, 1984.

        4.c The company agrees to furnish copies of other instruments defining the rights of holders of long-term debt to the Commission upon its request.

        4.d Rights Agreement dated as of November 24, 1987 between Westvaco Corporation and The Chase Manhattan Bank (formerly Chemical Bank) previously filed as Exhibit 1 to the company's Form 8-A dated December 7, 1987, File No. 1-3013, incorporated herein by reference.

        4.e Amendment No. 1 to Rights Agreement, dated as of October 25, 1988, previously filed as Exhibit 28(a) to the company's Form 8-K dated November 10, 1988, File No. 1-3013, incorporated herein by reference.

        4.f Amendment No. 2 to Rights Agreement, dated as of October 24, 1989, previously filed as Exhibit 4 to the company's Form 8-K dated October 24, 1989, File No. 1-3013, incorporated herein by reference.

        4.g Amendment No. 3 to Rights Agreement, dated as of November 11, 1996, previously filed as Exhibit 5 to the company's Form 8-A/A dated November 11, 1996, File No. 1-3013, incorporated herein by reference.

        10.a The 1983 Stock Option and Stock Appreciation Rights Plan, as amended, previously filed as Exhibit 28(b) to Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File No. 2-94699, incorporated herein by reference.

        10.b The 1988 Stock Option and Stock Appreciation Rights Plan, as amended, previously filed as Exhibit 28(c) to Registration Statement on Form S-8, File No. 33-26823, incorporated herein by reference.

        10.c Copies of Westvaco Corporation Savings and Investment Restoration Plan, as amended, effective January 1, 1990, and Retirement Income Restoration Plan and Excess Benefit Plan, as amended, effective January 1, 1990, previously filed as Exhibit 10(d) to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989, incorporated herein by reference.

        10.d Amendment to the Savings and Investment Restoration Plan, effective January 1, 1991, previously filed as Exhibit 10(e) to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991, incorporated herein by reference.

        10.e Amendment to the Savings and Investment Restoration plan, effective October 1, 1995.

        10.f The 1995 Salaried Employee Stock Incentive Plan, effective February 28, 1995, previously filed as Exhibit 99 to Registration Statement on Form S-8, File No. 33-57879, incorporated herein by reference.

        10.g The Westvaco Corporation Annual Incentive Compensation Plan, effective November 1, 1995, previously filed as Appendix A to the company's Notice of 1996 Annual Meeting of Shareholders and Proxy Statement dated December 29, 1995, File No. 1-3013, incorporated herein by reference.

        10.h The 1995 Non-Employee Director Stock Incentive Plan, effective February 28, 1995, previosuly filed as Exhibit 99 to Registration Statement on Form S-8, File No. 33-57881, incorporated herein by reference.

        10.i Westvaco Corporation Retirement Plan for Outside Directors dated December 1, 1988, which will terminate February 25, 1997.

        10.j Westvaco Corporation Deferred Compensation Plan for Outside Directors dated December 1986.

        10.k Form of Indemnification Contract between the company and each of its officers and directors as listed in the Westvaco Corporation 1996 Annual Report to Shareholders, incorporated herein by reference.

        13 Pages 2 and 14 through 35 of the Westvaco Corporation 1996 Annual Report to Shareholders. Except for the information that is expressly incorporated by reference, the Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

        21    Subsidiaries of the registrant.

        23    Consent of independent accountants.

        27    Financial data schedules.


(b)  Reports on Form 8-K

       A report on Form 8-K covering Item 5, Other Events, was filed on November 12, 1996 reporting the adjustment of the Rights Agreement for the October 2, 1995, three-for-two stock split.



SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            WESTVACO CORPORATION
                            (Registrant)

December 17, 1996               By


                                John A. Luke, Jr.
                                Chairman, President
                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                     Title                           Date


John A. Luke, Jr.          Chairman, President, Chief
                           Executive Officer and Director    December 17, 1996
Rudolph G. Johnstone, Jr.  Executive Vice President and
                           Director                          December 17, 1996
James E. Stoveken, Jr.     Senior Vice President
                           (Principal Financial Officer)     December 17, 1996
John E. Banu               Comptroller
                           (Principal Accounting Officer)    December 17, 1996
Samuel W. Bodman III       Director                          December 17, 1996
W. L. Lyons Brown, Jr.     Director                          December 17, 1996
Dr. Thomas W. Cole, Jr.    Director                          December 17, 1996
David L. Hopkins, Jr.      Director                          December 17, 1996
Douglas S. Luke            Director                          December 17, 1996
John A. Luke               Director                          December 17, 1996
William R. Miller          Director                          December 17, 1996
Katherine G. Peden         Director                          December 17, 1996
Richard A. Zimmerman       Director                          December 17, 1996



                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K
                          ANNUAL REPORT

              PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              FOR FISCAL YEAR ENDED OCTOBER 31, 1996

                  COMMISSION FILE NUMBER 1-3013


                       WESTVACO CORPORATION
                     (A Delaware Corporation)
         (I.R.S. Employer Identification No. 13-1466285)
            299 Park Avenue, New York, New York  10171
                      Telephone 212-688-5000

                             EXHIBITS

                       INDEX TO EXHIBITS
Exhibit
No.

3.i Restated Certificate of Incorporation, previously filed as Exhibit 3b to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, File No. 1-3013, and incorporated herein by reference.

3.ii     Bylaws of Westvaco Corporation, previously filed as
         Exhibit 3a to the company's Quarterly Report on Form
         10-Q/A for the nine-months ended July 31, 1996, File No. 1-3013, and incorporated herein by reference.

4.a Credit Agreement dated June 21, 1993, as amended August 22, 1994, previously filed as Exhibit 4(a) to the company's Quarterly Report on Form 10-Q for the third quarter ended July 31, 1993 and July 31, 1994, incorporated herein by reference.

4.b Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as trustee, previously filed as Exhibit 2 to the company's Registration Statement on Form 8-A,File No. 1-3013, dated January 24, 1984.

4.c The company agrees to furnish copies of other instruments defining the rights of holders of long-term debt to the Commission upon its request.

4.d Rights Agreement dated as of November 24, 1987 between Westvaco Corporation and The Chase Manhattan Bank (formerly Chemical Bank) previously filed as
         Exhibit 1 to the company's Form 8-A dated
         December 7, 1987, File No. 1-3013, incorporated herein by reference.

4.e Amendment No. 1 to Rights Agreement, dated as of October 25, 1988, previously filed as Exhibit 28(a) to the company's Form 8-K dated November 10, 1988, File No. 1-3013, incorporated herein by reference.

4.f Amendment No. 2 to Rights Agreement, dated as of October 24, 1989, previously filed as Exhibit 4 to the company's Form 8-K dated October 24, 1989, File No. 1-3013, incorporated herein by reference.

4.g Amendment No. 3 to Rights Agreement, dated as of November 11, 1996, previously filed as Exhibit 5 to the company's Form 8-A/A dated November 11, 1996, File No. 1-3013, incorporated herein by reference.

10.a     The 1983 Stock Option and Stock Appreciation Rights
         Plan, as amended, previously filed as Exhibit 28(b) to Post-Effective Amendment No. 1 to Registration
         Statement on Form S-8, File No. 2-94699, incorporated herein by reference.

10.b     The 1988 Stock Option and Stock Appreciation Rights
         Plan, as amended, previously filed as Exhibit 28(c) to Registration Statement on Form S-8, File No. 33-26823, incorporated herein by reference.

10.c     Copies of Westvaco Corporation Savings and
         Investment Restoration Plan, as amended, effective
         January 1, 1990, and Retirement Income Restoration
         Plan and Excess Benefit Plan, as amended, effective
         January 1, 1990, previously filed as Exhibit 10(d) to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989, incorporated herein by reference.

10.d Amendment to the Savings and Investment Restoration Plan, effective January 1, 1991, previously filed as
         Exhibit 10(e) to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991, incorporated herein by reference.

10.e Amendment to the Savings and Investment Restoration plan, effective October 1, 1995.

10.f The 1995 Salaried Employee Stock Incentive Plan, effective February 28, 1995, previously filed as
         Exhibit 99 to Registration Statement on Form S-8, File No. 33-57879, incorporated herein by reference.

10.g     The Westvaco Corporation Annual Incentive
         Compensation Plan, effective November 1, 1995, previously filed as Appendix A to the company's Notice of 1996 Annual Meeting of Shareholders and Proxy Statement dated
         December 29, 1995, File No. 1-3013, incorporated herein by reference.

10.h The 1995 Non-Employee Director Stock Incentive Plan, effective February 28, 1995, previously filed as
         Exhibit 99 to Registration Statement on Form S-8, File No. 33-57881, incorporated herein by reference.

10.i     Westvaco Corporation Retirement Plan for Outside
         Directors dated December 1, 1988, which will terminate February 25, 1997.

10.j     Westvaco Corporation Deferred Compensation Plan for
         Outside Directors dated December 1986.

10.k Form of Indemnification Contract between the company and each of its officers and directors as listed in the Westvaco Corporation 1996 Annual Report to Shareholders, incorporated herein by reference.

13 Pages 2 and 14 through 35 of the Westvaco Corporation 1996 Annual Report to Shareholders. Except for the information that is expressly incorporated by reference, the Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

21       Subsidiaries of the registrant.

23       Consent of independent accountants.

27       Financial data schedules.