Form 10-Q
period 1997-01-31
WESTVACO CORP
filed 1997-03-11
CIK 106498

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

       (Mark One)

          [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

  For the first quarter ended January 31, 1997

                                  OR

          [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


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



At January 31, 1997, the latest practicable date, there were 101,940,282 shares outstanding of Common Stock, $5 par value.



WESTVACO CORPORATION
and Consolidated Subsidiary Companies



INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                                Page No.

Item 1.  Financial Statements:
   Consolidated Statement of Income for the three
   months ended January 31, 1997 and 1996                        2

   Consolidated Balance Sheet as of January 31, 1997
   and October 31, 1996                                          3

   Consolidated Statement of Cash Flows for the
   three months ended January 31, 1997 and 1996                  4

   Notes to Consolidated Financial Statements                    5 - 6

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                           7 - 10


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders     11

Item 6.  Exhibits and Reports on Form 8-K                        12


SIGNATURES                                                       12



                         WESTVACO CORPORATION
                and Consolidated Subsidiary Companies

                    PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                   CONSOLIDATED STATEMENT OF INCOME
                             [Unaudited]



In thousands, except per share data

                                                   Three Months Ended
                                                       January 31
                                            __________________________________
                                                     1997         1996
                                                 _________    _________

Sales                                             $736,355     $748,728
Other income                                         7,833       13,100
                                                   744,188      761,828

Cost of products sold (excluding
  depreciation shown below)                        544,176      520,802
Selling, research and administrative expenses       58,540       57,119
Depreciation and amortization                       63,154       58,984
Interest expense                                    21,208       22,536
                                                   687,078      659,441

Income before taxes                                 57,110      102,387

Income taxes                                        21,600       40,000

Net income                                       $  35,510    $  62,387

Average number of common shares outstanding        101,912      101,577

Net income per share of common stock                  $.35         $.61

Cash dividends per share of common stock              $.22         $.22



The accompanying notes are an integral part of these financial statements.



                   WESTVACO CORPORATION
           and Consolidated Subsidiary Companies


                CONSOLIDATED BALANCE SHEET


In thousands
                                           January 31          October 31
                                               1997               1996
                                         _______________    _______________
                                           [Unaudited]
ASSETS
Cash and marketable securities           $    101,563       $    115,368
Receivables                                   287,394            277,135
Inventories                                   286,666            263,292
Prepaid expenses                               70,811             60,300
    Current assets                            746,434            716,095

Plant and timberlands:
  Machinery                                 4,291,406          4,249,814
  Buildings                                   586,278            558,865
  Other property, including plant land        209,719            204,098
                                            5,087,403          5,012,777
  Less: accumulated depreciation            2,303,494          2,245,338
                                            2,783,909          2,767,439
  Timberlands - net                           250,468            248,299
  Construction in progress                    413,322            334,581
  Construction funds held by trustee           19,568              3,414
                                            3,467,267          3,353,733

Other assets                                  373,415            367,670
                                           $4,587,116         $4,437,498

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses     $   349,233        $   372,445
Notes payable and current maturities of
 long-term obligations                         87,939             27,883
Income taxes                                   28,786             18,609
    Current liabilities                       465,958            418,937

Long-term obligations                       1,233,677          1,153,447
Deferred income taxes                         663,788            655,377
Shareholders' equity:
  Common stock, $5 par, at stated value
   shares authorized: 200,000,000
   shares issued: 102,830,150
   (1996-102,424,065)                         751,891            750,457
 Retained income                            1,492,114          1,479,025
  Common stock in treasury, at cost
   shares held: 889,868 (1996-815,734)        (20,312)           (19,745)
                                            2,223,693          2,209,737
                                           $4,587,116         $4,437,498



The accompanying notes are an integral part of these financial statements.




                   WESTVACO CORPORATION
           and Consolidated Subsidiary Companies


           CONSOLIDATED STATEMENT OF CASH FLOWS
                        [Unaudited]

In thousands
                                                         Three Months Ended
                                                              January 31
                                                         1997          1996
Cash flows from operating activities:
  Net income                                       $   35,510      $ 62,387
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation and amortization        63,154        58,984
    Provision for deferred income taxes                 7,547        13,925
    Gains on sales of plant and timberlands            (2,962)       (5,596)
    Pension credits and other employee benefits        (8,723)       (7,101)
    Foreign currency translation gains                     36          (415)
  Changes in assets and liabilities:
   (Increase) decrease in receivables                 (10,266)       28,858
    Increase in inventories                           (23,355)      (21,270)
    Increase in prepaid expenses                       (9,648)       (6,670)
    Decrease in accounts payable and
      accrued expenses                                (18,831)      (10,067)
    Increase (decrease) in income taxes payable        10,177        20,389
  Other, net                                            5,503        (1,745)
      Net cash provided by operating activities        48,142       131,679

Cash flows from investing activities:
  Additions to plant and timberlands                 (166,519)      (88,056)
  Proceeds from sales of plant and timberlands          3,451        62,600
  Other, net                                          (16,371)           90
      Net cash used in investing activities          (179,439)      (25,366)

Cash flows from financing activities:
  Proceeds from issuance of common stock                  868           700
  Proceeds from issuance of debt                      212,765         9,394
  Dividends paid                                      (22,421)      (22,348)
  Repayment of notes payable and long-term
    obligations                                       (73,854)      (16,356)
      Net cash provided by (used in) financing
      activities                                      117,358       (28,610)

Effect of exchange rate changes on cash                   134            24

  (Decrease) increase in cash and marketable
     securities                                       (13,805)       77,727

Cash and marketable securities:
  At beginning of period                              115,368       151,823
  At end of period                                  $ 101,563      $229,550


The accompanying notes are an integral part of these financial statements.



                   WESTVACO CORPORATION
           and Consolidated Subsidiary Companies

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        [Unaudited]




1.  Statement of Information Furnished
The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of January 31, 1997 and the results of operations and its cash flows for the three months ended January 31, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 1996 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the company's 1996 Annual Report on Form 10-K.


2.  Current Assets
Marketable securities of $28,202,000 ($53,233,000 at October
31, 1996) are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:


                                            January 31     October 31
      In thousands                              1997          1996


      Raw materials                           $ 61,581       $ 61,094
      Production materials, stores
        and supplies                            79,500         78,850
      Finished and in process goods            145,585        123,348
             Total                            $286,666       $263,292


3.  Foreign Operations
Results of operations for Rigesa, Ltda., our Brazilian operating subsidiary, were as follows:

                                        Three Months Ended
In thousands                                January 31
                                       1997          1996
Sales                                $57,330       $58,726
Net income                           $ 9,766       $14,081


Rigesa's results for the first quarter of 1997 were negatively affected by a decrease in price and product mix, partially offset by an increase in the volume of shipments.



4.  Supplemental Cash Flow Information
Cash payments for interest excluding amounts capitalized were $17,443,000 and $20,388,000 for the quarter ended
January 31, 1997 and January 31, 1996, respectively. Cash payments for income taxes were $4,270,000 and $5,909,000 in the first quarter of 1997 and 1996, respectively.

5.  Net Income Per Common Share
Income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Common stock equivalents which would arise from the exercise of stock options were not included in the weighted average due to immateriality.

                   WESTVACO CORPORATION
           and Consolidated Subsidiary Companies



   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                    [Unaudited]

   Segment Information
                                        Three Months Ended
                                             January 31
                                        1997          1996
In millions

Sales
Bleached                               $504.6        $490.2
Unbleached                              159.5         188.9
Chemicals                                74.7          72.2
Corporate items                          (2.4)         (2.6)
  Consolidated sales                   $736.4        $748.7

Operating profit
Bleached                              $  64.7        $ 76.6
Unbleached                               23.5          48.8
Chemicals                                13.0          12.5
Corporate items                         (44.1)        (35.5)
  Consolidated income
    before taxes                      $  57.1        $102.4

Results of Operations
Overall, the results of the first quarter of 1997 reflect very competitive market conditions in some of our paper and paperboard grades. The most pronounced effect was in pricing in unbleached kraft linerboard and coated printing paper products. Sales of $736.4 million for the 1997 first quarter were down 1.7% from the record levels achieved in the 1996 first quarter, the result of a 10.3% decrease in price and product mix, offset by an 8.6% increase in the volume of shipments. While pricing remains under pressure, there has been a general improvement in demand despite the usual soft seasonal influences during this period. Export sales from the United States were up 26% compared to the first quarter of 1996 and accounted for approximately 17% of the company's first quarter sales. Total sales outside of the United States, including sales of our foreign operating subsidiaries, accounted for nearly 26% of consolidated sales, and increased 18% from the prior year period. This continued growth in foreign sales reflects the strong interest in our products in both developed and developing markets. Gross profit margin for the first quarter of 1997 was 18% compared with 23% for the prior year period as sales decreased while cost of products sold increased by 4.5%. The increase in cost of products sold was attributable to increased volume, partially offset by some direct materials cost decreases. Depreciation and amortization expense for the first quarter increased 7.1% from the prior year period.


Bleached
Bleached segment sales for the first quarter increased 2.9% from the comparable 1996 period due to favorable changes in unit volume of 13.8% offset by a decrease in price and product mix of 10.9%. Our coated printing papers and bleached board products account for a significant portion of the volume improvements.
Bleached segment operating profit was down more than 13% in the first quarter ended January 31, 1997 compared to the same 1996 period. During the first quarter of 1997, approximately 25% of bleached segment sales were made to the tobacco industry for packaging tobacco products. A majority of this paper and board was exported or used to produce products for export. Approximately 9% of bleached segment sales consisted of packaging materials made for the domestic tobacco industry for sale in the United States.

Unbleached
Sales for the unbleached segment decreased 15.6% compared to the 1996 first quarter due to a decrease in price and product mix of 13.5%, and a decrease in unit volume of 2.1%. Operating profit for the unbleached segment decreased to $23.5 million from the 1996 first quarter profit of $48.8 million. The unbleached segment pricing continues to be adversely affected by the very competitive conditions in U.S. containerboard markets through most of our fiscal 1996 year. In Brazil, results reflect an increase in unit volume offset by competitive pricing conditions which have shown some signs of improvement during the first quarter.
Rigesa's unbleached operation accounted for nearly half of segment operating profit in the first quarter of 1997. The company cannot predict the continued strength of the Brazilian market.

Chemicals
Sales for the chemicals segment increased 3.5% from the 1996 first quarter primarily due to improvements in price and product mix of 2.7%. Operating profit for the chemicals segment increased to $13 million for the first quarter.

Other Items
Other income for the 1997 first quarter decreased from the 1996 first quarter due primarily to lower interest income.
The effective tax rate was 37.8% for the first quarter of 1997 compared to 39.1% for the 1996 period. The decline was due to foreign earnings being taxed at lower rates.

Earnings from operations for the first quarter ended January
31, 1997 were $.35 per share, compared to the record of $.61 per share for the comparable 1996 period.


LIQUIDITY AND CAPITAL RESOURCES
At January 31, 1997 the ratio of current assets to current liabilities was 1.6 compared to 1.7 at October 31, 1996. Cash and marketable securities decreased in the first quarter as cash used for investing activities exceeded cash flows from operations and financing activities. Overall inventories were up from the October 1996 level. Finished goods inventories have increased since October, as the company maintained normal production levels in a seasonally slower period. Cash flows from operations totaled $48.1 million for the three months ended January 31, 1997, compared to $131.7 million for the comparable 1996 period. Cash expenditures for capital investments totaled $160.6 million for the first quarter of 1997, compared to $79.7 million for the comparable 1996 period. The increase in capital expenditures is related to projects including paper machine improvements, the construction of the Chemical Division's new carbon plant in Wickliffe, KY, and the removal of elemental chlorine from all of our pulp bleaching processes. Construction of the carbon plant was financed by $80 million of 30-year revenue bonds which were issued in January 1997. At January 31, 1997, the amounts committed to complete all authorized capital projects were approximately $690 million. Total capital expenditures are expected to approximate between $600 to $650 million in 1997 primarily in support of the company's strategy of product and service differentiation. The company may from time to time use debt to supplement its internal cash flows to support future capital investments as it has in the past. At January 31, 1997, the company had approximately $60 million in commercial paper outstanding. In February 1997, the company filed a Registration Statement relating to the issuance of $300 million of 30-year sinking fund debentures which will be used for future capital spending and general purposes. The company maintains a $400 million revolving credit agreement and there was no borrowing under this arrangement during the current period. The ratio of debt to total capital employed was 30% at January 31, 1997, and 29% at October 31, 1996.

Environmental Matters
The company operates in an industry subject to extensive environmental regulations. Future capital expenditures for pollution control facilities are expected to increase substantially as a result of proposed EPA air and water quality regulations for the United States paper industry.
In 1995, the company authorized the final step in a long-term program initiated in 1989 which will result in the removal of elemental chlorine from all of our pulp bleaching processes. To accomplish this, Westvaco authorized an expenditure of $140 million in the spring of 1995, and we expect the removal of elemental chlorine, which addresses the anticipated EPA regulations, to be complete in 1997. Total required expenditures related to EPA's proposals could fall in the range of $175 to $400 million. Additional operating costs, including depreciation, for these new facilities could fall in the range of $20 to $40 million pretax annually. Currently, the company does not expect final rules until sometime later in 1997 with implementation required over several years thereafter. It is not possible to develop more precise estimates until the proposed rules become final.

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



                   WESTVACO CORPORATION
           and Consolidated Subsidiary Companies



                 PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Shareholders of Westvaco Corporation was held on February 25, 1997.

     (b) The directors named in the Proxy Statement were elected to three-year terms expiring in 2000, with the following results:

                                        Shares       Shares       Broker
                                       Voted For    Withheld     Nonvotes

          Samuel W. Bodman III        96,314,952     858,960      109,484
          Dr. Thomas W. Cole, Jr.     96,333,665     840,247      109,484
          Rudolph G. Johnstone, Jr.   96,264,043     909,869      109,484
          John A. Luke                96,355,885     818,027      109,484

     (c) The appointment of Price Waterhouse LLP as independent accountants was ratified by a vote of 96,884,045 shares in favor, 164,397 shares in opposition, 125,470 shares abstained and 109,484 broker nonvotes.

     (d) The proposal to amend Westvaco Corporation's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 300,000,000 was ratified by a vote of 89,603,770 shares in favor, 7,276,090 shares in opposition, 294,052 shares abstained and 109,484 broker nonvotes.


     The "Notice of Annual Meeting of Shareholders and Proxy Statement for Westvaco Corporation" dated December 27, 1996 was filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Act and is incorporated herein by reference.



                   WESTVACO CORPORATION
           and Consolidated Subsidiary Companies





Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:
      27.  Financial data schedule

(b)   Reports on Form 8-K:

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


                             WESTVACO CORPORATION
                             (Registrant)



March 11, 1997               James E. Stoveken, Jr.
                             James E. Stoveken, Jr.
                             Senior Vice President
                             (Principal Financial Officer)