Form 10-Q
period 1997-04-30
WESTVACO CORP
filed 1997-06-11
CIK 106498

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the second quarter ended April 30, 1997

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

                  Telephone Number 212-688-5000
                 (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO



At April 30, 1997, the latest practicable date, there were 101,960,349 shares outstanding of Common Stock, $5 par value.

                    WESTVACO CORPORATION
            and Consolidated Subsidiary Companies


                     INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                               Page No.

Item 1.  Financial Statements:
  Consolidated Statement of Income for the three months
  and six months ended April 30, 1997 and 1996                   2

  Consolidated Balance Sheet as of April 30, 1997
  and October 31, 1996                                           3

  Consolidated Statement of Cash Flows for the
  six months ended April 30, 1997 and 1996                       4

  Notes to Consolidated Financial Statements                     5 - 6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations        7 - 10



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                       11

SIGNATURES                                                      11


                     WESTVACO CORPORATION
            and Consolidated Subsidiary Companies

                PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


               CONSOLIDATED STATEMENT OF INCOME

                         [Unaudited]


In thousands, except per share data

                                      Three Months Ended    Six Months Ended
                                            April 30               April 30

                                   1997         1996         1997        1996

Sales                          $724,593     $760,284   $1,460,948  $1,509,012
Other income (expense)            4,620        8,501       12,453      21,601
                                729,213      768,785    1,473,401   1,530,613

Cost of products sold (excludes
 depreciation shown below)      527,658      547,290    1,071,834   1,068,092
Selling, research and
 administrative expenses         56,059       58,316      114,599     115,435
Depreciation and amortization    64,442       59,387      127,596     118,371
Interest expense                 21,814       22,038       43,022      44,574
                                669,973      687,031    1,357,051   1,346,472

Income before taxes              59,240       81,754      116,350     184,141

Income taxes                     21,300       31,200       42,900      71,200

Net income                     $ 37,940     $ 50,554    $  73,450   $ 112,941
Average number of common
 shares outstanding             101,952      101,680      101,931     101,634

Net income per share of
 common stock                      $.37         $.50         $.72       $1.11
Cash dividends per share of
 common stock                      $.22         $.22         $.44       $ .44



The accompanying notes are an integral part of these financial statements.



                       WESTVACO CORPORATION
              and Consolidated Subsidiary Companies


                    CONSOLIDATED BALANCE SHEET


In thousands
                                                       April 30   October 31
                                                           1997         1996
                                                     [Unaudited]
ASSETS
Cash and marketable securities                      $   135,135  $   115,368
Receivables                                             270,828      277,135
Inventories                                             299,625      263,292
Prepaid expenses                                         64,944       60,300
    Current assets                                      770,532      716,095

Plant and timberlands:
  Machinery                                           4,359,975    4,249,814
  Buildings                                             590,435      558,865
  Other property, including plant land                  212,043      204,098
                                                      5,162,453    5,012,777
  Less:  accumulated depreciation                     2,361,635    2,245,338
                                                      2,800,818    2,767,439
  Timberlands - net                                     249,025      248,299
  Construction in progress                              490,886      334,581
  Construction funds held by trustee                      1,327        3,414
                                                      3,542,056    3,353,733

Other assets                                            389,395      367,670
                                                     $4,701,983   $4,437,498

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                $  360,567   $  372,445
Notes payable and current maturities of
   long-term obligations                                 28,388       27,883
Income taxes                                             23,381       18,609
    Current liabilities                                 412,336      418,937

Long-term obligations                                 1,376,086    1,153,447
Deferred income taxes                                   673,993      655,377
Shareholders' equity:
  Common stock, $5 par, at stated value
   shares authorized:  300,000,000 (1996-200,000,000)
   shares issued:  102,860,628 (1996-102,761,119)       752,556      750,457
  Retained income                                     1,507,624    1,479,025
  Common stock in treasury, at cost
   shares held:  900,279 (1996-870,075)                 (20,612)     (19,745)
                                                      2,239,568    2,209,737
                                                     $4,701,983   $4,437,498

The accompanying notes are an integral part of these financial statements.

                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies


              CONSOLIDATED STATEMENT OF CASH FLOWS

                           [Unaudited]

In thousands
                                                             Six Months Ended
                                                                     April 30

                                                           1997          1996
 Cash flows from operating activities:
  Net income                                         $   73,450     $ 112,941
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation and amortization         127,596       118,371
    Provision for deferred income taxes                  16,903        23,717
    Gains on sales of plant and timberlands              (4,652)       (6,743)
    Pension credits and other employee benefits         (21,307)      (11,263)
    Other, net                                              551         4,229
  Changes in assets and liabilities:
    Decrease in receivables                               6,288        54,375
    Increase in inventories                             (36,293)      (17,444)
    Increase in prepaid expenses                         (2,932)       (8,980)
    Decrease in accounts payable and
      accrued expenses                                  (11,643)      (15,498)
    Decrease in income taxes payable                     (3,172)      (34,797)
  Other, net                                                (24)        4,476

      Net cash provided by operating activities         144,765       223,384

Cash flows from investing activities:
  Additions to plant and timberlands                   (317,185)     (192,611)
  Proceeds from sales of plant and timberlands            5,947        64,586
  Other, net                                              2,069        (4,324)
      Net cash used in investing activities            (309,169)     (132,349)

Cash flows from financing activities:
  Proceeds from issuance of common stock                  1,188         3,035
  Proceeds from issuance of debt                        492,274        34,814
  Dividends paid                                        (44,851)      (44,711)
  Repayment of notes payable and long-term obligations (264,358)      (41,625)
      Net cash provided by (used in)
      financing activities                              184,253       (48,487)

Effect of exchange rate changes on cash                     (82)          199
  Increase in cash and marketable securities             19,767        42,747

Cash and marketable securities:
  At beginning of period                                115,368       151,823
  At end of period                                    $ 135,135     $ 194,570


The accompanying notes are an integral part of these financial statements.



                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           [Unaudited]




1.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of April 30, 1997 and the results of operations and its cash flows for the three months and six months ended April 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 1996 Annual Report on Form 10-K.

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


2.  Current Assets

Marketable securities of $43,326,000 ($53,233,000 at October 31, 1996) are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:


                                               April 30   October 31
      In thousands                                 1997         1996


      Raw materials                           $  63,542    $  61,094
      Production materials, stores
        and supplies                             77,520       78,850
      Finished and in process goods             158,563      123,348
          Total                                $299,625     $263,292


3.  Foreign Operations

Results of operations for Rigesa, Ltda., our Brazilian operating subsidiary, were as follows:

                                     Three Months             Six Months
In thousands                        Ended April 30          Ended April 30
                                   1997        1996        1997        1996

Sales                           $53,631     $60,427    $110,961    $119,153

Net income                      $10,547     $13,078    $ 20,313    $ 27,159



Rigesa's results for the second quarter and six months of 1997 were affected by changes in price and product mix of (10.5)% and (13.3)%, respectively, and changes in the volume of shipments of (.7)% and 6.4%, respectively.


                       WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           [Unaudited]



4.  Supplemental Cash Flow Information

Cash payments for interest excluding amounts capitalized were $44,894,000 and $43,214,000 for the six months ended April 30, 1997 and April 30, 1996, respectively. Cash payments for income taxes were $21,624,000 and $82,193,000 in the first six months of 1997 and 1996, respectively.


5.  Net Income Per Common Share

Income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Common stock equivalents which would arise from the exercise of stock options were not included in the weighted average due to immateriality.

The Company calculates earnings per share using methods prescribed by Accounting Principles Board (APB) Opinion No. 15, "Earnings per Share." In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which replaces APB No. 15 and requires adoption for periods ending after December 15, 1997. The Statement will require dual presentation of basic and diluted earnings per share on the face of the income statement. For the periods ended April 30, 1997 and 1996, the basic and diluted earnings per share calculated pursuant to SFAS No. 128 are not materially different from primary earnings per share calculated under APB No. 15.

                         WESTVACO CORPORATION
                and Consolidated Subsidiary Companies

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Segment Information

                                Three Months Ended          Six Months Ended
                                    April 30                    April 30
                                1997          1996          1997        1996
In millions

Sales
Bleached                      $497.5        $517.5      $1,002.1    $1,007.7
Unbleached                     154.1         172.5         313.6       361.4
Chemicals                       75.7          70.9         150.4       143.1
Corporate items                 (2.8)         (0.6)         (5.2)       (3.2)
  Consolidated sales          $724.5        $760.3      $1,460.9    $1,509.0

Operating profit
Bleached                     $  67.2       $  80.6      $  131.9    $  157.2
Unbleached                      21.4          34.9          44.9        83.7
Chemicals                       14.8           6.7          27.8        19.2
Corporate items                (44.1)        (40.5)        (88.2)      (76.0)
Consolidated income
    before taxes             $  59.3       $  81.7      $  116.4    $  184.1


Results of Operations

Our sales and earnings for the second quarter and first half of fiscal 1997 reflect the continued pressure on prices for paper products. Sales of $724.5 million for the 1997 second quarter were down 4.7% from the 1996 second quarter, the result of a 7.7% decrease in price and product mix, partially offset by a 3.0% increase in the volume of shipments. While pricing remains under pressure, there have been signs of improvement in demand, specifically in coated papers and linerboard. Sales of $1,460.9 million for the six months were down 3.2% from the comparative 1996 period, due to a 8.3% decrease in price and product mix, partially offset by a 5.1% increase in the volume of shipments. Export sales from the United States represented approximately 17% of the company's consolidated sales for both the second quarter and the first six months of 1997. Sales outside of the United States, including sales of our foreign operating subsidiaries, accounted for approximately 25% of consolidated second quarter and year to date sales. Gross profit margin for the second quarter and first six months of 1997 was 19% and 18%, respectively, compared with 20% and 22% for the prior year periods. The reduction in the second quarter gross profit margin is primarily the result of the market pressure on prices felt throughout our industry, partially offset by a decrease in cost of products sold for the second quarter of 1997, primarily due to cost decreases. Depreciation and amortization expense for the second quarter and six months of 1997 increased 8.5% and 7.8%, respectively, from the prior year periods. Earnings for the second quarter ended April 30, 1997 were $.37 per share, compared to $.50 for the 1996 period. Earnings per share of $.72 for the six months compare to $1.11 for the 1996 period.

Bleached

Bleached segment sales for the second quarter decreased 3.9% from the comparable 1996 period, due to a decrease in price and product mix of 7.9%, partially offset by a unit volume increase of 4.0%. Sales for the first six months of 1997 decreased less than 1% from the comparable 1996 period, reflecting a decrease in price and product mix of 8.5%, mostly offset by a 7.9% increase in unit volume. Bleached segment operating profit for the second quarter and six months decreased 16.6% and 16.1%, respectively, from the comparable 1996 periods due principally to lower printing paper prices. Year to date, approximately 27% of bleached segment sales were made to the tobacco industry for packaging tobacco products. A majority of this paper and board was exported or used to produce products for export. Excluding that portion, approximately 10% of bleached segment sales consisted of packaging materials made for the domestic tobacco industry for sale in the United States.

Unbleached

Unbleached segment sales for the second quarter and the first six months of 1997 decreased 10.7% and 13.2%, respectively, primarily due to decreases in price and product mix of 10.7% and 11.8%, respectively. During the second quarter, the unbleached segment pricing was adversely affected by the very competitive market conditions in the paper industry which depressed operating profit for the unbleached segment for the second quarter and six months of 1997 to $21.4 million and $44.9 million, respectively, compared with $34.9 million and $83.7 million for the prior year periods. Rigesa accounted for nearly half of segment operating profit in the first six months of 1997. The impact of Rigesa on the first six months of 1997 sales and earnings has been positive, but the company cannot predict the continued strength of the Brazilian market.

Chemicals

Sales for the chemicals segment increased 6.8% and 5.1% from the 1996 second quarter and comparable six months, respectively, due to price and product mix improvements of 4.2% and 3.8%, respectively, along with volume increases of 2.6% and 1.3%, respectively. Operating profit for the chemicals segment was $14.8 million and $27.8 million, respectively, for the second quarter and the first six months of 1997, compared to $6.7 million and $19.2 million last year.

Other Items

Other income (expense) for the 1997 second quarter and six months decreased from 1996 comparable periods due primarily to lower interest income principally at Rigesa. Interest expense decreased by 3.5% for the six months compared to 1996 reflecting an increase in interest capitalized in connection with our capital spending activities. The effective tax rate decreased to 36.9% for the first six months of 1997 compared to 38.7% for the 1996 period, due to foreign earnings being taxed at lower rates.


Liquidity and Capital Resources

At April 30, 1997, the ratio of current assets to current liabilities was
1.9 compared to 1.7 at October 31, 1996. Cash flows from operations totaled $144.8 million for the six months ended April 30, 1997, compared to $223.4 million for the comparable 1996 period. Inventories increased from October 1996 levels, reflecting increased competition in our major business areas and planned inventory levels. New investment in plant and timberlands totaled $318.7 million for the first six months of 1997, compared to $181.6 million for the same period of 1996. Cash payments for these investments totaled $317.2 million compared to $192.6 million in 1996. This increase is related to the construction of the Chemical Division's new carbon plant in Wickliffe, KY, which will assist automobile manufacturers in meeting new pollution control regulations for 1998 vehicles, and to projects associated with paper machine improvements and the removal of elemental chlorine from the pulp bleaching process. At April 30, 1997, the amounts committed to complete all authorized capital projects totaled approximately $589 million and total capital expenditures in 1997 are expected to approximate between $550 and $600 million. The company may from time to time use debt to supplement its internal cash flows to support future levels of capital investments, as it has in the past. In March 1997, the company issued $150 million of 7.65%, 30-year sinking fund debentures due March 15, 2027 of the $300 million shelf registration. The funds are to be used for capital spending and general purposes. Cash flows from financing activities for the first six months of 1997 reflect, in addition, the issuance and repayment of commercial paper. At April 30, 1997, the company had no commercial paper outstanding. The company maintains a $400 million revolving credit agreement and there was no borrowing under this arrangement during the current periods. The ratio of debt to total capital employed was 32% at April 30, 1997, compared to 29% at October 31, 1996.

Environmental Matters

The company operates in an industry subject to extensive environmental regulations. Future capital expenditures for pollution control facilities are expected to increase substantially as a result of proposed EPA air and water quality regulations for the United States paper industry. In 1995, the company authorized the final step in a long-term program initiated in 1989 which will result in the removal of elemental chlorine from all of our pulp bleaching processes. To accomplish this, the Board of Directors authorized an expenditure of $140 million in the spring of 1995, and we expect the program to be complete in 1997. This is an initial step in addressing the anticipated regulations. Total required expenditures related to EPA's proposals could fall in the range of $175 to $400 million. Additional operating costs, including depreciation, for these new facilities could fall in the range of $25 to $50 million pretax annually. The company expects final rules to be issued this year with implementation required over several years thereafter. It is not possible to develop more precise estimates until the proposed rules become final. The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters.

In 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities." This statement, which provides guidance on the recognition and disclosure of environmental liabilities, is effective for fiscal years beginning after December 15, 1996. The company is required to adopt the new statement in its fiscal year 1998. Based on the company's evaluation of this statement, the company does not expect the adoption will have a material effect on the company's consolidated results of operations or financial position.


                       WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

                   PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K


     (a)     Exhibits:
             27.  Financial data schedule

     (b)     Reports on Form 8-K:

             A report on Form 8-K was filed on March 17, 1997 and amended on June 10, 1997 and is incorporated herein by reference. The contents of the report are summarized below:

        Item 5. Other Events - describing the issuance in an underwritten public offering of $150,000,000 of the company's 7.65% Sinking Fund Debentures due March 15, 2027 under a Registration Statement on Form S-3 for an aggregate of $300,000,000 (Registration No. 333-22405), and the related Prospectus dated March 5, 1997. The issuance of $150,000,000 of debentures is covered by a related Prospectus Supplement dated March 12, 1997.

        Item 7.   Financial Statements and Exhibits


                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WESTVACO CORPORATION
                             (Registrant)



June 11, 1997
                             __________________________________________
                             James E. Stoveken, Jr.
                             Senior Vice President
                             (Principal Financial Officer)