Form 10-Q
period 1997-07-31
WESTVACO CORP
filed 1997-09-12
CIK 106498

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended July 31, 1997

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



At July 31, 1997, the latest practicable date, there were 102,154,183 shares outstanding of Common Stock, $5 par value.


                           WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies


                            INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                    Page No.

Item 1.  Financial Statements:
   Consolidated Statement of Income for the three months and nine months ended July 31, 1997 and 1996

   Consolidated Balance Sheet as of July 31, 1997
   and October 31, 1996

   Consolidated Statement of Cash Flows for the nine months ended July 31, 1997 and 1996

   Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


                           WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies

                      PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                     CONSOLIDATED STATEMENT OF INCOME
                               [Unaudited]


In thousands, except per share data

                                     Three Months Ended     Nine Months Ended
                                            July 31               July 31
                                         1997      1996       1997       1996

Sales                                $738,227  $757,715 $2,199,175 $2,266,727
Other income (expense)                  3,516       636     15,969     22,237
                                      741,743   758,351  2,215,144  2,288,964


Cost of products sold (excludes
  depreciation shown below)           535,780   550,478  1,607,614  1,618,570
Selling, research and
  administrative expenses              60,079    58,066    174,678    173,501
Depreciation and amortization          67,344    60,145    194,940    178,516
Interest expense                       23,402    21,443     66,424     66,017
                                      686,605   690,132  2,043,656  2,036,604

Income before taxes                    55,138    68,219    171,488    252,360

Income taxes                           17,600    24,600     60,500     95,800


Net income                           $ 37,538  $ 43,619 $  110,988 $  156,560
Average number of common
  shares outstanding                  102,037   101,816    101,970    101,695

Net income per share of
  common stock                           $.37      $.43      $1.09      $1.54
Cash dividends per share of
  common stock                           $.22      $.22      $ .66      $ .66


The accompanying notes are an integral part of these financial statements.


                          WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies

                    CONSOLIDATED BALANCE SHEET

In thousands
                                                   July 31   October 31
                                                      1997         1996
                                                 [Unaudited]
ASSETS
Cash and marketable securities                 $   230,224  $   115,368
Receivables                                        273,583      277,135
Inventories                                        290,160      263,292
Prepaid expenses                                    60,064       60,300
  Current assets                                   854,031      716,095

Plant and timberlands:
  Machinery                                      4,638,865    4,249,814
  Buildings                                        612,579      558,865
  Other property, including plant land             212,399      204,098
                                                 5,463,843    5,012,777
  Less: accumulated depreciation                 2,413,992    2,245,338
                                                 3,049,851    2,767,439
  Timberlands - net                                247,699      248,299
  Construction in progress                         317,521      334,581
  Construction funds held by trustee                     -        3,414
                                                 3,615,071    3,353,733

Other assets                                       400,167      367,670
                                                $4,869,269   $4,437,498



LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses           $  345,628   $  372,445
Notes payable and current maturities of
   long-term obligations                            26,718       27,883
Income taxes                                        28,684       18,609
  Current liabilities                              401,030      418,937

Long-term obligations                            1,526,342    1,153,447
Deferred income taxes                              683,158      655,377
Shareholders' equity:
  Common stock, $5 par, at stated value
   shares authorized: 300,000,000
   (1996 - 200,000,000) shares issued:
   103,115,318 (1996-102,761,119)                  758,590      750,457
  Retained income                                1,522,722    1,479,025
  Common stock in treasury, at cost
   shares held: 961,135 (1996-870,075)             [22,573]     [19,745]
                                                 2,258,739    2,209,737
                                                $4,869,269   $4,437,498

The accompanying notes are an integral part of these financial statements.

                           WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies

                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              [Unaudited]

In thousands
                                                        Nine Months Ended
                                                               July 31
                                                           1997      1996

Cash flows from operating activities:
  Net income                                          $ 110,988 $ 156,560
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation and amortization         194,940   178,516
    Provision for deferred income taxes                  24,744    32,494
    Gains on sales of plant and timberlands              [5,743]   [7,509]
    Pension credits and other employee benefits         [29,729]  [28,216]
    Foreign currency translation losses                   1,080       296
  Changes in assets and liabilities:
    Decrease in receivables                               3,570    55,336
    Increase in inventories                             [26,748]   [4,312]
    Decrease (increase) in prepaid expenses               3,274    [7,076]
    Decrease (increase) in accounts payable and
       accrued expenses                                 [19,118]   15,115
    Increase (decrease) in income taxes payable           2,119   [30,077]
  Other, net                                              3,814     6,972
     Net cash provided by operating activities          263,191   368,099

Cash flows from investing activities:
  Additions to plant and timberlands                   [471,160] [346,821]
  Proceeds from sales of plant and timberlands            7,329    64,604
  Other, net                                              3,418    [4,226]
     Net cash used in investing activities             [460,413] [286,443]

Cash flows from financing activities:
  Proceeds from issuance of common stock                  4,595     4,857
  Proceeds from issuance of debt                        642,545    40,608
  Dividends paid                                        [67,292]  [67,115]
  Repayment of notes payable and long-term
    obligations                                        [267,619]  [48,326]
     Net cash provided by (used in)
     financing activities                               312,229   [69,976]

Effect of exchange rate changes on cash                    [151]     [288]
   Increase in cash and marketable securities           114,856    11,392

Cash and marketable securities:
  At beginning of period                                115,368   151,823
  At end of period                                    $ 230,224 $ 163,215

The accompanying notes are an integral part of these financial statements.

                           WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               [Unaudited]



1.  Statement of Information Furnished
The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of July 31, 1997 and the results of operations and its cash flows for the three months and nine months ended July 31, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 1996 Annual Report on Form 10-K.

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


2.  Current Assets
Marketable securities of $147,232,000 ($53,233,000 at October 31, 1996)
are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:


                                       July 31    October 31
      In thousands                        1997          1996

      Raw materials                   $ 61,264      $ 61,094
      Production materials, stores
        and supplies                    78,841        78,850
      Finished and in process goods    150,055       123,348

      Total                           $290,160      $263,292


3.  Foreign Operations
Results of operations for Rigesa, Ltda., our Brazilian operating subsidiary, were as follows:

                                      Three Months           Nine Months
In thousands                         Ended July 31         Ended July 31
                                    1997      1996        1997      1996

Sales                           $ 54,371  $ 60,311    $165,332  $179,464
Net income                      $  9,732  $  7,314    $ 30,045  $ 34,473


Rigesa's results for the third quarter and nine months for 1997 were affected by a decrease in price and product mix of (12.6)% and (13.0)%, respectively, and an increase in the volume of shipments of 2.8% and 5.1%, respectively.

4.  Supplemental Cash Flow Information
Cash payments for interest excluding amounts capitalized were $62,872,000 and $62,185,000 for the nine months ended July 31, 1997 and July 31, 1996, respectively. Cash payments for income taxes were $26,072,000 and $93,351,000 in the first nine months of 1997 and 1996, respectively.

5.  Net Income Per Common Share
Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Common stock equivalents which would arise from the exercise of stock options were not included in the weighted average due to immateriality

The Company calculates earnings per share using methods prescribed by Accounting Principles Board (APB) Opinion No. 15, "Earnings per Share." In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which replaces APB No. 15 and requires adoption for periods ending after December 15, 1997. The Statement will require dual presentation of basic and diluted earnings per share on the face of the income statement. For the periods ended July 31, 1997 and 1996, the basic and diluted earnings per share calculated pursuant to SFAS No. 128 are not materially different from primary earnings per share calculated under APB No. 15.


                           WESTVACO CORPORATION
                   and Consolidated Subsidiary Companies



Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations



Segment Information
                                      Three Months Ended   Nine Months Ended
                                             July 31             July 31
                                          1997      1996      1997      1996
In millions

Sales
Bleached                                $493.4    $519.4  $1,495.5  $1,527.1
Unbleached                               161.0     166.5     474.6     527.9
Chemicals                                 85.6      75.6     236.0     218.7
Corporate items                           [1.7]     [3.8]     [6.9]     [7.0]
Consolidated sales                      $738.3    $757.7  $2,199.2  $2,266.7

Operating profit
Bleached                                $ 52.9    $ 74.2  $  184.8  $  231.4
Unbleached                                35.3      26.8      80.2     110.5
Chemicals                                 13.3      15.8      41.1      35.0
Corporate items                          [46.4]    [48.5]   [134.6]   [124.5]
Consolidated income
    before taxes                        $ 55.1    $ 68.3  $  171.5  $  252.4

Results of Operations
Market conditions gradually improved during our third quarter, extending a trend that began earlier in the fiscal year, specifically in coated papers and linerboard. Sales of $738.3 million for the 1997 third quarter were down 2.6% from the 1996 third quarter, primarily the result of a 2.3% decrease in price and product mix. Sales of $2,199.2 million for the nine months were down 3.0% from the comparative 1996 period due to a 6.2% decrease in price and product mix partially offset by a 3.2% increase in the volume of shipments. While sales volume has improved for products most affected by adverse market conditions, pricing has not recovered as rapidly. Export sales from the United States represented approximately 16% of the company's consolidated sales for the third quarter and 17% for the first nine months of 1997. Sales outside of the United States, including sales of our foreign operating subsidiaries, accounted for approximately 25% of consolidated third quarter and year to date sales. Gross profit margin for the third quarter and nine months of 1997 was 19% and 18%, respectively, compared with 20% and 21% for the prior year periods. The reduction in the third quarter gross profit margin is primarily the result of the market pressure on prices felt throughout our industry. The decrease in cost of products sold for the third quarter of 1997 was attributable to direct material cost decreases partially offset by the impact of taking a large paper machine in Luke, MD out of production for a rebuild and the start-up of production at a new activated carbon plant in Wickliffe, KY. The decrease in cost of products sold for the nine months of 1997 was primarily due to some direct material cost decreases and lower conversion costs. Depreciation and amortization expense for the nine months of 1997 increased 9.2% from the prior year period.

Earnings for the third quarter ended July 31, 1997 were $.37 per share, compared to $.43 for the comparable 1996 period. Earnings per share of $1.09 for the nine months compared to $1.54 for the 1996 period. Earnings in the third quarter were negatively impacted by six cents per share due to the rebuilding of a fine papers machine and the more modest effect of beginning production at a new activated carbon plant.

Bleached
Bleached segment sales for the third quarter decreased 5.0% from the comparable 1996 period, due to a decrease in price and product mix of 2.2%, and a decrease in unit volume of 2.8%. Sales for the nine months decreased 2.1% from the comparable 1996 period, due to a decrease in price and mix of 6.2%, partially offset by a favorable change in volume of 4.1%. Bleached segment operating profit for the third quarter and nine months decreased 28.7% and 20.1%, respectively, from the comparable 1996 periods. Year to date, approximately 26% of bleached segment sales were made to the tobacco industry for packaging tobacco products. A majority of this paper and board was exported or used to produce products for export. Excluding that portion, approximately 9% of bleached segment sales consisted of packaging materials made for the domestic tobacco industry for sale in the United States.

Unbleached
Unbleached segment sales for the third quarter and the nine months decreased 3.3% and 10.1%, respectively, due to decreases in price and mix of 8.3% and 10.7%, respectively, partially offset by increases in volume of 5.0% and .6%. Although the demand for linerboard has improved during the third quarter, the unbleached segment pricing continues to be adversely affected by the very competitive market conditions. Operating profit for the unbleached segment for the third quarter and nine months of 1997 was $35.3 million and $80.2 million, respectively, compared with $26.8 million and $110.5 million for the prior year periods. Rigesa accounted for approximately 40% of unbleached segment operating profit in the first nine months of 1997. The impact of Rigesa on the first nine months of 1997 sales and earnings has been positive, but the company cannot predict the continued strength of the Brazilian market.

Chemicals
Chemical segment sales for the third quarter increased 13.2% from the comparable 1996 period due to volume increases of 5.4% and a favorable change in price and mix of 7.8%. Sales for the nine months increased 7.9% due to improvements in price and mix of 5.1% and a volume increase of 2.8%. Operating profit for the chemicals segment decreased 15.8% in the third quarter, and increased 17.4% for the nine months, from the comparable 1996 periods.

Other Items
Other income (expense) for the 1997 nine months decreased from 1996
due primarily to lower interest income in  the current year.   Nearly
all stock appreciation rights, granted under employee stock option plans, have been canceled. The effective tax rate decreased to 35.3% for the first nine months of 1997 compared to 38.0% for the 1996 period, due principally to foreign earnings being taxed at lower rates.

Liquidity and Capital Resources
At July 31, 1997, the ratio of current assets to current liabilities was 2.1 compared to 1.7 at October 31, 1996. Cash flows from operations totaled $263.2 million for the nine months ended July 31, 1997, compared to $368.1 million for the comparable 1996 period. Inventories increased from October 1996 levels, reflecting increased competition in our major business areas and planned inventory levels. New investment in plant and timberlands totaled $465.3 million for the nine months of 1997, compared to $343.1 million for the same period of 1996. Cash payments for these investments totaled $471.2 million compared to $346.8 million in 1996. This increase is related to projects including paper machine improvements, the construction of the Chemical Division's new carbon plant in Wickliffe, KY, and the removal of elemental chlorine from the pulp bleaching process. At
July 31, 1997, the amounts committed to complete all authorized capital projects were approximately $514 million and total capital expenditures in 1997 are expected to be approximately $600 million.
The company may from time to time use debt to supplement its internal cash flows to support future levels of capital investments, as it has in the past. In June 1997, the company issued $150 million of 7-1/2%, 30-year sinking fund debentures due June 15, 2027. The funds are to be used for capital spending and general purposes. The company maintains a $400 million revolving credit agreement, and there was no borrowing under this arrangement during the current period. The ratio of debt to total capital employed was 34% at July 31, 1997, compared to 29% at October 31, 1996. During the third quarter the Board of Directors authorized the periodic repurchase of the company's common stock to satisfy issuances under employee stock option plans.

Environmental Matters
The company operates in an industry subject to extensive environmental regulations. Future capital expenditures for pollution control facilities are expected to increase substantially as a result of proposed EPA air and water quality regulations for the United States paper industry. In 1995, the company authorized the final step in a long-term program initiated in 1989 which will result in the removal of elemental chlorine from all of our pulp bleaching processes. We expect the program to be completed at a cost of approximately $100 million by the end of 1997. This is an initial step in addressing the anticipated regulations. Total required expenditures related to EPA's proposals could fall in the range of $175 to $400 million. Additional operating costs, including depreciation, for these new facilities could fall in the range of $25 to $50 million pretax annually. The company expects final rules to be issued this year with implementation required over several years thereafter. It is not possible to develop more precise estimates until the proposed rules become final. The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters.




                           WESTVACO CORPORATION
                   and Consolidated Subsidiary Companies


                       PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

       27. Financial Data Schedules

(b)    Reports on Form 8-K:

       A report on Form 8-K was filed on June 25, 1997 and is incorporated herein by reference. The contents of the report are summarized below:

       Item 5. Other Events - describing the issuance in an underwritten public offering of $150,000,000 of the company's 7 1/2% Sinking Fund Debentures due June 15,
                2027 under a Registration Statement on Form S-3 for an aggregate of $300,000,000 (Registration No. 333-22405), and the related Prospectus dated March 5, 1997. The issuance of $150,000,000 of debentures is covered by a related Prospectus Supplement dated June 19, 1997.

       Item 7.  Financial Statements and Exhibits


       A report on Form 8-K was filed on August 27, 1997 and is incorporated herein by reference. The contents of the report are summarized below:

       Item 5. Other Events - describing that its Board of Directors had authorized the periodic repurchase of the company's common stock to satisfy issuances under employee stock option plans.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WESTVACO CORPORATION
                               (Registrant)


September 12, 1997              James E. Stoveken, Jr.
                               ------------------------
                                Senior Vice President
                            (Principal Financial Officer)