Form 10-K
period 1997-10-31
WESTVACO CORP
filed 1997-11-25
CIK 106498

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997
                      COMMISSION FILE NUMBER 1-3013

                           WESTVACO CORPORATION
         (Exact name of registrant as specified in its charter)

          Delaware                        299 Park Avenue
          (State of incorporation)        New York, New York  10171
                                          Telephone 212-688-5000
          13-1466285                      (Address and telephone
          (I.R.S. Employer                number of registrant's
          Identification No.)             principal executive offices)


       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                          Name of each exchange
          Title of each class             on which registered
          Common Stock- $5 par value      New York Stock Exchange
                                          Chicago Stock Exchange
                                          Pacific Stock Exchange

          Preferred Stock Purchase Rights New York Stock Exchange
                                          Chicago Stock Exchange
                                          Pacific Stock Exchange
          Sinking Fund Debentures:
           8 1/8%, due 1998-2007          New York Stock Exchange
          10 1/4%, due 1999-2018          New York Stock Exchange

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

At October 31, 1997, the latest practicable date, the number of shares of common stock outstanding and aggregate market value of voting common stock held by nonaffiliates were 101,930,023 and $3,322,281,687, respectively.

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1997 (the "1997 Westvaco
Annual Report") are incorporated by reference into Parts I, II and IV of this Form 10-K.

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 24, 1998
("Westvaco's 1998 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                           Part I
ITEM 1. Business

General
Westvaco Corporation, a Delaware Corporation incorporated in 1899 as West Virginia Pulp and Paper Company, is one of the major producers of paper and paperboard in the United States.
It converts paper and paperboard into a variety of end-products, manufactures a variety of specialty chemicals, produces lumber, sells timber from its timberlands and is engaged in land development. In Brazil, it is a major producer of paperboard and corrugated packaging for the markets of that country and also operates a folding carton plant. It also operates a folding carton plant in the Czech Republic. It exports products from the United States, Brazil and the Czech Republic to other countries throughout the world. The term "Westvaco" or "the company" includes Westvaco Corporation and its consolidated subsidiaries unless otherwise noted.

Business segments
The company's principal business segments are the manufacture of (i) bleached paper, paperboard and packaging products, (ii) unbleached paper, paperboard and packaging products and (iii) specialty chemicals. Financial information about the company's business segments is contained in Note O to the consolidated financial statements, included in the 1997 Westvaco Annual Report on pages 30 to 31, and is incorporated herein by reference.

Marketing and distribution
The principal markets for Westvaco's products are in the United
States. Sales to customers outside the United States made up approximately 25% of Westvaco's total sales in 1997 (1996-23%,1995-21%). Substantially all products are sold through the company's own sales force. Westvaco maintains 30 sales offices located throughout the United States and 28 in foreign countries.

Forest resources
The principal raw material used in the manufacture of paper, paperboard and pulp is wood. Westvaco owns 1,461,000 acres of forest land in the United States and southern Brazil (more than 1,000 miles from the Amazon rainforests). Westvaco's Cooperative Forest Management Program, established in the 1950s, provides an additional source of wood fiber from the 1,408,000 acres owned by participating landowners and managed with assistance from Westvaco foresters.

Westvaco's strategy, based on the location of its mills and the composition of surrounding forest land ownership, is to provide a portion of its wood fiber from company-owned land and to rely on private woodland owners and residues from independent solid wood products plants for substantial quantities of wood.
During 1997, Westvaco furnished 39% (1996-39%,1995-37%) of its wood requirements from company-owned land, and an additional 8% (1996-7%, 1995-8%) was purchased from landowners in the Cooperative Forest Management Program. The remainder was purchased from other private landowners and sawmills by mill wood procurement organizations. The wood procurement system includes 29 pulpwood concentration and processing yards that are strategically located to store and ship wood to the mills as needed. Westvaco supplied 95% of the wood for its Brazilian mill from company plantations.

Westvaco forests include plantations, natural stands, and fiber farms. The inventory of growing trees, the basis for volume production, has increased steadily over the last decade in spite of a steady rise in the volume of wood harvested. Most of the pine stands harvested are plantations that are regenerated by establishing new pine plantations. Most hardwood stands that are harvested are re-established by planned natural regeneration from seeds and sprouts.
Westvaco's hardwood plantation and fiber farm programs are expanding and involve several domestic species. The quantity of wood harvested by Westvaco from its lands in any year is primarily controlled by long-range forest management programs based on integrated wood supply plans.

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

Research
Westvaco operates major research facilities at Laurel, MD, North Charleston, SC, and Covington, VA, and a forest science laboratory at Summerville, SC. Forest research conducted there, and at satellite centers at Wickliffe, KY, Rupert, WV, and Tres Barras, State of Santa Catarina, Brazil, is focused on biotechnology, genetics, tree nutrition, regeneration, stand management, environmental protection and forest measurements. The goal is increased timber and fiber production on a sustainable basis. The company's larger divisions and subsidiaries also have product development staffs which work on product-related projects directed toward specific opportunities of the individual units.

In 1997, the company incurred $42.9 million (1996-$38.3 million, 1995-$31.4 million) of research and development costs.
Substantially all of the research projects are company sponsored.
Approximately 240 scientists were employed in research and development activities.

Environmental protection
Westvaco is subject to federal and state environmental laws and regulations in all jurisdictions in which it has operating facilities. Compliance with these requirements involves the diversion of capital from production facilities and increases operating costs. In the opinion of Westvaco's management, environmental protection requirements will not adversely affect the company's competitive industry position since other domestic companies are subject to similar requirements. Capital expenditures for pollution control facilities are expected to approximate $145 million and $112 million in 1998 and 1999, respectively. Capital expenditures for pollution control facilities may increase over time as a result of additional regulation of industry by the U. S. Environmental Protection Agency (EPA). In 1995, the company authorized removal of elemental chlorine from all of its pulp bleaching processes. This important initiative, completed during 1997 at a cost of approximately $100 million, represents a major step already taken by Westvaco in addressing new EPA regulations for the U.S. pulp and paper industry regarding air and water quality. These regulations, which have long been anticipated, were just announced in November 1997; they have not as yet been published as we prepare this report. It is expected that implementation of these
new regulations will be required over the next several years.    In
the next few months, as the regulations become final and available for review, the company expects to reduce substantially the upper end of the range of its previously estimated compliance costs, which have been in the range of $175 to $400 million, including expenditures already incurred. Downward revisions to its previously estimated additional operating costs, which were in the range of $25 to $50 million pretax annually, are also anticipated.

Employees
At October 31, 1997, Westvaco employed approximately 13,370 persons, of whom 6,330 domestic employees are represented by various labor unions under collective bargaining agreements. Approximately 2,100 employees of Rigesa, Ltda. ("Rigesa"), Westvaco's Brazilian subsidiary, are represented under collective bargaining arrangements. Westvaco believes its labor relations are good.

International operations
In Brazil, Rigesa operates a paperboard mill, a corrugated box plant and a consumer packaging plant in Valinhos, State of Sao Paulo; a paperboard mill in Tres Barras, State of Santa Catarina; and corrugated box plants in Blumenau, State of Santa Catarina; Manaus, State of Amazonia; and Pacajus, State of Ceara. Rigesa is one of the few paper companies in Brazil which is integrated from the forests to the markets. This fact, combined with technology drawn from Westvaco's U.S. experience, has provided Rigesa with a history of high-quality products and strong growth. Rigesa accounted for approximately 37% of unbleached segment operating profit in 1997. Operating results at Rigesa continue to be subject to the uncertain economic and political conditions in Brazil.

Westvaco's Czech Republic subsidiary, Westvaco Svitavy, spol. s r.o. ("Svitavy"), operates a consumer packaging plant in that country. Svitavy supplies consumer packaging to the markets of Eastern, Central and Western Europe. The packaging is made primarily from distinctive paper and paperboard produced by Westvaco in the United States.

Export sales from Westvaco's U.S. operations made up approximately 16% of Westvaco's 1997 sales (1996-15%, 1995-14%). The sales of our foreign operating subsidiaries, including exports, were 9% of Westvaco's total sales (1996-8%, 1995-7%). For information concerning the income of Westvaco's foreign subsidiaries for the three years ended October 31, 1997 and the assets for the two years then ended, see Note J to the consolidated financial statements, incorporated by reference in Part II of this report. While there are risks inherent in foreign investments, Westvaco does not believe at this time that such risks are material to its overall business prospects.

Item 2.  Properties

The location of Westvaco's production facilities and their principal products in each business segment as of October 31, 1997 were as follows:

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

Unbleached paper, paperboard and packaging products
Location                            Product
Covington, Virginia                 Corrugating medium
North Charleston, South Carolina    Saturating kraft, containerboard and
                                     folding carton stock
Tres Barras, Santa Catarina, Brazil Containerboard and kraft papers
Valinhos, Sao Paulo, Brazil         Corrugating medium (principally
                                     from waste papers)
Blumenau, Santa Catarina, Brazil    Corrugated boxes
Manaus, Amazonia, Brazil            Corrugated boxes
Pacajus, Ceara, Brazil              Corrugated boxes
Valinhos, Sao Paulo, Brazil         Corrugated boxes
Cameron, South Carolina             Building products
Summerville, South Carolina         Building products

Chemicals
Location                            Product
Covington, Virginia                 Activated carbon products and services
DeRidder, Louisiana                 Printing ink resins and tall oil
                                     derivatives
North Charleston, South Carolina    Lignin-based surfactants and tall oil
                                     derivatives
Wickliffe, Kentucky                 Activated carbon products and services

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

The approximate annual productive capacity is 3,198,000 tons for the paper and paperboard mills and 821,000 tons for the converting plants. The 1997 production from these facilities was 3,058,000 and 592,000 tons, respectively. The mills supplied 69% of the paper and paperboard needs of the converting plants. The annual productive capacity for the chemical plants is 452,000 tons. In 1997, 430,000 tons of specialty chemicals were produced.

Leases
See Note H to the consolidated financial statements, incorporated by reference in Part II of this report, for financial data on leases. Substantially all of the leases of production facilities contain options to purchase or renew for future periods.

Forest resources
Westvaco owns 1,461,000 acres of forest land. There are 1,096,000 acres in the South and Middle Atlantic United States,
248,000 acres in the Central United States and 117,000 acres in southern Brazil.

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

Item 3. Legal proceedings

The company is involved in contractual disputes, administrative and legal proceedings and investigations of various types, generally incidental to its business. In addition, the company is currently named as a potentially responsible party with respect to the cleanup of several hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has, as of October 31, 1997, accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company periodically reviews the status of the hazardous waste sites and adjusts its accrual as appropriate. While any litigation, proceeding or investigation has an element of uncertainty, the company and its general counsel do not believe that the outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on its consolidated financial position or results of operations.

Item 4.  Submission of matters to a vote of security holders

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended October 31, 1997.

Executive officers of the registrant

The following table sets forth certain information concerning the executive officers of Westvaco Corporation:

                                                                Year in which
                                                           service in present
Name                        Age       Present position         position began

John A. Luke, Jr.*           49       Chairman,                          1996
                                       President and
                                       Chief Executive Officer           1992
Rudolph G. Johnstone, Jr.*   61       Executive Vice President           1995
Philip H. Emery, Jr.         63       Senior Vice President              1995
Frederick C. Haas            61       Senior Vice President              1982
Jack A. Hammond              59       Senior Vice President              1992
James E. Stoveken, Jr.       58       Senior Vice President              1996
Brantley D. Thomas, Jr.      64       Senior Vice President              1987
Samuel L. Torrence           57       Senior Vice President              1996
R. Scott Wallinger           58       Senior Vice President              1987
Wendell L. Willkie, II       46       Senior Vice President and
                                       General Counsel                   1996
William S. Beaver            46       Vice President                     1996
                                       and Treasurer                     1987
John W. Hetherington         59       Vice President,                    1987
                                       Assistant General Counsel
                                       and Secretary                     1978
Ned W. Massee                47       Vice President                     1991
John E. Banu                 50       Comptroller                        1995

*  Director of Westvaco


Westvaco's officers are elected by the Board of Directors annually for one-year terms. Westvaco's executive officers have served in their present capacities for the past five years or longer with the following exceptions:

Rudolph G. Johnstone, Jr., Senior Vice President, 1990-1995; Philip
H. Emery, Jr., Vice President, 1987-1995; James E. Stoveken, Jr., Vice President, 1986-1996, Comptroller, 1979-1995; Samuel L. Torrence, Vice President, 1991-1996; Wendell L. Willkie, II, Vice President and Associate General Counsel, 1995-1996, served as a Fellow in legal policy and international trade at the American Enterprise Institute, 1993-1995, prior to which he held several senior law and management positions with the U. S. government; John
E. Banu, Assistant Comptroller, 1980-1995.

Information required by Item 405 of Regulation S-K will be included in Westvaco's 1998 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1998, and is incorporated herein by reference.

                             Part II

Item 5. Market for the registrant's common stock and related security holder matters

(a) Market and price range of common stock
    The company's common stock is traded on the New York, Chicago and Pacific Stock Exchanges under the symbol W. The New York
    Stock Exchange is the principal market on which the common stock is traded.

    The quarterly price range of common stock for 1997 and 1996 is included on page 2 of the 1997 Westvaco Annual Report under the caption "Quarterly price ranges of stock", and is incorporated herein by reference.

(b) Approximate number of common shareholders
    At October 31, 1997, the number of record holders of Westvaco common stock was approximately 7,840. In addition, there were 12,400 current or former employees of the company who were Westvaco shareholders by virtue of their participation in the company's savings and investment plans.

(c) Dividends
    The company's record of uninterrupted quarterly cash dividends extends 102 years. Information concerning quarterly dividends per share for 1997 and 1996 is included on page 2 of the 1997 Westvaco Annual Report under the caption "Quarterly dividends per share," and is incorporated herein by reference. There were no restrictions on dividends at October 31, 1997.


Item 6.  Selected financial data

Information required by this item is included on pages 34-35 of the 1997 Westvaco Annual Report under the caption "An eleven-year comparison," and is incorporated herein by reference.


Item 7. Management's discussion and analysis of financial condition and results of operations

Information required by this item is included on pages 14-17 of the 1997 Westvaco Annual Report under the captions "Liquidity and capital resources," "Analysis of operations," "Forward-looking statements," "Fiscal year 1996" and "Fiscal year 1995," and is incorporated herein by reference.

Item 7A.   Quantitative and qualitative disclosures about market risk

Not applicable.

Item 8.  Financial statements and supplementary data

Information required by this item is included on pages 18-33 of the 1997 Westvaco Annual Report under the captions "Consolidated statement of income," "Consolidated balance sheet," "Consolidated statement of cash flows," "Notes to financial statements" and "Report of independent accountants," and is incorporated herein by reference.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

Not applicable.

                             Part III


Item 10.  Directors and executive officers of the registrant

Information required by this item for the company's directors will be contained in Westvaco's 1998 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1998, and is incorporated herein by reference. Information required by this item for the company's executive officers is contained in Part I of this report under the caption "Executive officers of the registrant."


Item 11.  Executive compensation

Information required by this item will be contained in Westvaco's
1998 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1998, and is incorporated herein by reference.

Item 12. Security ownership of certain beneficial owners and management

Information required by this item will be contained in Westvaco's
1998 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1998, and is incorporated herein by reference.

Item 13.  Certain relationships and related transactions

Information required by this item will be contained in Westvaco's
1998 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1998, and is incorporated herein by reference.

                             Part IV


Item 14. Exhibits, financial statement schedules and reports on Form 8-K

(a) Documents filed as part of this report:

    1. Consolidated financial statements
       The consolidated financial statements of Westvaco Corporation and consolidated subsidiaries listed below are incorporated herein by reference to the following pages of the 1997
       Westvaco Annual Report:

                                                                  Page
       Consolidated statement of income for fiscal years
         ended October 31, 1997, 1996 and 1995                      18

       Consolidated balance sheet at October 31, 1997 and 1996      19

       Consolidated statement of cash flows for fiscal years
         ended October 31, 1997, 1996 and 1995                      20

       Notes to financial statements                                21 - 32

       Report of independent accountants                            33

    2. Consolidated financial statement schedules

       All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes thereto contained in the 1997 Westvaco Annual Report and incorporated herein by reference.


    3. Exhibits

        3.i  Restated Certificate of Incorporation.
        3.ii Bylaws of Westvaco Corporation, previously filed as
             Exhibit 3a to the company's Quarterly Report on
             Form 10-Q/A for the nine months ended July 31, 1996,
             File No. 1-3013, and incorporated herein by reference.
        4.a  Credit Agreement dated June 21, 1993, as amended
             September 19, 1997.
        4.b  Form of Indenture, dated as of March 1, 1983, between
             Westvaco Corporation and The Bank of New York (formerly
             Irving Trust Company), as trustee, previously filed as
             Exhibit 2 to the company's Registration Statement on Form
             8-A, File No. 1-3013, dated January 24, 1984.
        4.c  The company agrees to furnish copies of other instruments defining the rights of holders of long-term debt to the
             Commission upon its request.
        4.d  Rights Agreement dated as of September 23, 1997 between
             Westvaco Corporation and The Bank of New York previously
             filed as Exhibit 1 to the company's Form 8-A dated October
             31, 1997, File No. 1-3013, incorporated herein by reference.
        10.a The 1983 Stock Option and Stock Appreciation Rights Plan,
             as amended, previously filed as Exhibit 28(b) to Post-Effective
             Amendment No. 1 to Registration Statement on Form S-8,
             File No. 2-94699, incorporated herein by reference.
        10.b The 1988 Stock Option and Stock Appreciation Rights Plan,
             as amended, previously filed as Exhibit 28(c) to
             Registration Statement on Form S-8, File No. 33-26823,
             incorporated herein by reference.
        10.c Copies of Westvaco Corporation Savings and Investment
             Restoration Plan, as amended, effective January 1, 1990,
             and Retirement Income Restoration Plan and Excess Benefit
             Plan, as amended, effective January 1, 1990, previously
             filed as Exhibit 10(d) to the company's Annual Report on
             Form 10-K for the fiscal year ended October 31, 1989,
             incorporated herein by reference.
        10.d Amendment to the Savings and Investment Restoration Plan,
             effective January 1, 1991, previously filed as Exhibit
             10(e) to the company's Annual Report on Form 10-K for the
             fiscal year ended October 31, 1991, incorporated herein by reference.
        10.e Amendment to the Savings and Investment Restoration Plan,
             effective October 1, 1995, previously filed as Exhibit
             10(e) to the company's Annual Report on Form 10-K for the
             fiscal year ended October 31, 1996, incorporated herein by reference.
        10.f The 1995 Salaried Employee Stock Incentive Plan, effective
             February 28, 1995, previously filed as Exhibit 99 to
             Registration Statement on Form S-8, File No. 33-57879,
             incorporated herein by reference.
        10.g The Westvaco Corporation Annual Incentive Compensation Plan,
             effective November 1, 1995, previously filed as Appendix A to the company's Notice of 1996 Annual Meeting of Shareholders and
             Proxy Statement dated December 29, 1995, File No. 1-3013,
             incorporated herein by reference.
        10.h The 1995 Non-Employee Director Stock Incentive Plan, effective
             February 28, 1995, previously filed as Exhibit 99 to
             Registration Statement on Form S-8, File No. 33-57881,
             incorporated herein by reference.
        10.i Westvaco Corporation Deferred Compensation Plan for Outside
             Directors dated December 1986, previously filed as Exhibit 10(j)
             to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, incorporated herein by reference.
        10.j Form of Indemnification Contract between the company and each of its officers and directors as listed in the Westvaco Corporation
             1997 Annual Report to Shareholders, incorporated herein by reference.
        13   Pages 2 and 14 through 35 of the Westvaco Corporation 1997
             Annual Report to Shareholders.  Except for the information that is expressly incorporated by reference, the Annual Report to
             Shareholders is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.
        21   Subsidiaries of the registrant.
        23   Consent of independent accountants.
        27   Financial data schedule.

(b)    Reports on Form 8-K

A report on Form 8-K was filed on August 27, 1997, and is incorporated herein by reference. The contents of the report are summarized below:

       Item 5.    Other Events - describing that the Board of
                  Directors had authorized the periodic
                  repurchase of the company's common stock to satisfy issuances under employee stock option plans.

A report on Form 8-K was filed on October 31,1997, and is incorporated herein by reference. The contents of the report are summarized below:

       Item 5. Other Events - On September 23, 1997, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $5.00 per share, of the Company.

       Item 6.    Exhibits


Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WESTVACO CORPORATION
                                            (Registrant)

November 25, 1997                           By   John A. Luke, Jr.
                                            Chairman, President and Chief
                                             Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                       Date

John A. Luke, Jr.                Chairman, President,
                                 Chief Executive Officer
                                 and Director                November 25, 1997

Rudolph G. Johnstone, Jr.        Executive Vice President
                                 and Director                November 25, 1997

James E. Stoveken, Jr.           Senior Vice President       November 25, 1997
                                 (Principal Financial Officer)

John E. Banu                     Comptroller                 November 25, 1997
                                 (Principal Accounting Officer)

Samuel W. Bodman III             Director                    November 25, 1997

W. L. Lyons Brown, Jr.           Director                    November 25, 1997

Dr. Thomas W. Cole, Jr.          Director                    November 25, 1997

David L. Hopkins, Jr.            Director                    November 25, 1997

Douglas S. Luke                  Director                    November 25, 1997

John A. Luke                     Director                    November 25, 1997

William R. Miller                Director                    November 25, 1997

Katherine G. Peden               Director                    November 25, 1997

Richard A. Zimmerman             Director                    November 25, 1997