Form 10-Q
period 1998-01-31
WESTVACO CORP
filed 1998-03-16
CIK 106498

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended January 31, 1998

                                   OR

    [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to__________________

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


At January 31, 1998, the latest practicable date, there were 101,453,151 shares outstanding of Common Stock, $5 par value.




                       WESTVACO CORPORATION
              and Consolidated Subsidiary Companies



                       INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
   Consolidated Statement of Income for the three months ended January 31, 1998 and 1997

   Consolidated Balance Sheet as of January 31, 1998
   and October 31, 1997

   Consolidated Statement of Cash Flows for the three months ended January 31, 1998 and 1997

   Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES










                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                CONSOLIDATED STATEMENT OF INCOME
                           [Unaudited]



In thousands, except per share data

                                                   Three Months Ended
                                                      January 31
                                           ___________________________________
                                                     1998         1997
                                                 _________    _________

Sales                                     $        702,113     $736,355
Other income (expense)                               4,260        7,833
                                                   706,373      744,188

Cost of products sold (excluding
   depreciation shown below)                       501,290      544,176
Selling, research and administrative expenses       57,307       58,540
Depreciation and amortization                       69,500       63,154
Interest expense                                    27,460       21,208
                                                  --------     --------
                                                   655,557      687,078

Income before taxes                                 50,816       57,110

Income taxes                                        18,300       21,600
                                                  --------    ---------
Net income                                       $  32,516    $  35,510
                                                 =========    =========

Net income per share of common stock - basic          $.32         $.35
Average number of common shares outstanding        101,691      101,912

Net income per share of common stock - diluted        $.32         $.35
Average number of common shares outstanding        102,419      102,542


Cash dividends per share of common stock              $.22         $.22



The accompanying notes are an integral part of these financial statements.





                       WESTVACO CORPORATION
              and Consolidated Subsidiary Companies


                    CONSOLIDATED BALANCE SHEET


In thousands
                                            January 31         October 31
                                               1998               1997

                                         _______________    _______________
                                           [Unaudited]
ASSETS
Cash and marketable securities             $   113,733        $   175,354
Receivables                                    290,170            300,827
Inventories                                    288,245            270,519
Prepaid expenses                                64,971             58,508
                                           -----------        -----------
  Current assets                               757,119            805,208

Plant and timberlands:
  Machinery                                  4,772,924          4,739,179
  Buildings                                    630,050            626,559
  Other property, including plant land         226,002            226,082
                                           -----------         ----------
                                             5,628,976          5,591,820
  Less: accumulated depreciation             2,506,340          2,447,575
                                           -----------         ----------
                                             3,122,636          3,144,245
  Timberlands - net                            267,172            269,216
  Construction in progress                     332,081            270,897
                                           -----------         ----------
                                             3,721,889          3,684,358

Other assets                                   422,955            409,221
                                            ----------         ----------
                                           $ 4,901,963        $ 4,898,787

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses      $   355,556        $   356,691
Notes payable and current maturities of
  long-term obligations                         26,376             26,121
Income taxes                                    26,675             22,765
  Current liabilities                          408,607            405,577

Long-term obligations                        1,516,734          1,512,621
Deferred income taxes                          725,291            702,021
Shareholders' equity:
  Common stock, $5 par, at stated value
   shares authorized: 300,000,000
   shares issued: 103,170,667
   (1997-103,170,667)                          761,662            761,522
  Retained income                            1,558,849          1,549,356
  Cumulative translation adjustment            (22,000)                 -
  Common stock in treasury, at cost
   shares held: 1,717,516 (1997-1,240,644)     (47,180)           (32,310)
                                             2,251,331          2,278,568
                                            ----------         ----------
                                           $ 4,901,963        $ 4,898,787


The accompanying notes are an integral part of these financial statements.



                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies


              CONSOLIDATED STATEMENT OF CASH FLOWS
                           [Unaudited]

In thousands
                                                  Three Months Ended
                                                       January 31
                                                   1998           1997
                                               -----------    -----------
Cash flows from operating activities:
  Net income                                   $    32,516    $    35,510
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation and
      amortization                                  69,500         63,154
    Provision for deferred income taxes             10,845          7,547
    (Gains) losses on sales of plant
      and timberlands                                  (45)        (2,962)
    Pension credits and other employee
      benefits                                      (9,665)        (8,723)
    Foreign currency translation
      (gains) losses                                   336             36
  Changes in assets and liabilities:
   (Increase) decrease in receivables               10,301        (10,266)
   (Increase) decrease in inventories              (18,208)       (23,355)
   (Increase) decrease in prepaid expenses          (6,097)        (9,648)
   (Decrease) increase in accounts payable
      and accrued expenses                          (9,114)       (18,831)
   (Decrease) increase in income taxes payable       3,371         10,177
  Other, net                                         1,393          5,503
      Net cash provided by operating activities     85,133         48,142

Cash flows from investing activities:
  Additions to plant and timberlands              (112,280)      (166,519)
  Proceeds from sales of plant and timberlands         605          3,451
  Other, net                                           147        (16,371)
      Net cash used in investing activities       (111,528)      (179,439)

Cash flows from financing activities:
  Proceeds from issuance of common stock               859            868
  Proceeds from issuance of debt                     7,242        212,765
  Treasury stock purchases                         (15,754)           -0-
  Dividends paid                                   (22,420)       (22,421)
  Repayment of notes payable and long-term
    obligations                                     (4,218)       (73,854)
      Net cash (used in) provided by
        financing activities                       (34,291)       117,358

Effect of exchange rate changes on cash               (935)           134

 Increase (decrease) in cash and
   marketable securities                           (61,621)       (13,805)

Cash and marketable securities:
  At beginning of period                           175,354        115,368
  At end of period                              $  113,733     $  101,563




The accompanying notes are an integral part of these financial statements.




                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           [Unaudited]




1.  Statement of Information Furnished
The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of January 31, 1998 and the results of its operations and its cash flows for the three months ended January 31, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 1997 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the company's 1997 Annual Report on Form 10-K.


2.  Current Assets
Marketable securities of $10,010,000 ($82,647,000 at October
31, 1997) are valued at cost, which approximates market.



Inventories included in the consolidated balance sheet consist of the following:

                                        January 31        October 31
      In thousands                         1998              1997
                                       -----------       -----------

      Raw materials                    $   55,009        $   62,025
      Production materials, stores
        and supplies                       78,532            81,618
      Finished and in process goods       154,704           126,876
           Total                       $  288,245        $  270,519

3.  Foreign Operations
Results of operations for Rigesa, Ltda., our Brazilian operating subsidiary, were as follows:


                                           Three Months Ended
In thousands                                   January 31
                                            1998            1997
                                        ---------       ---------
Sales                                   $ 43,048        $ 57,330
Net income                              $  5,579        $  9,766


Rigesa's results for the first quarter of 1998 were negatively affected by a 13.8% decrease in the volume of shipments and an 11.1% decrease in price and product mix.





                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           [Unaudited]



4.  Net Income Per Common Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which replaced Accounting Principles Board Opinion No. 15, "Earnings per Share." For the periods ended January 31, 1998 and 1997, the basic and diluted earnings per share calculated pursuant to SFAS No. 128 are as follows:


                               Basic EPS   Effect of Dilutive     Diluted
In thousands, except per                          Securities:         EPS
              share data                              Options


    For the Three Months
  Ended January 31, 1998
              Net income        $ 32,516                   -     $ 32,516

 Weighted average number
        of common shares         101,691                 728      102,419

      Earnings per share           $0.32                   -        $0.32


    For the Three Months
  Ended January 31, 1997
              Net income        $ 35,510                   -     $ 35,510

 Weighted average number
        of common shares         101,912                 630      102,542

      Earnings per share           $0.35                            $0.35















                    WESTVACO CORPORATION
           and Consolidated Subsidiary Companies


Item 2.        Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                           [Unaudited]

Business Segment Information
                                           Three Months Ended
                                               January 31
                                            1998          1997
In millions

Sales
Bleached                                 $ 478.7       $ 504.6
Unbleached                                 146.8         159.5
Chemicals                                   79.3          74.7
Corporate items                             (2.7)         (2.4)
  Consolidated sales                     $ 702.1       $ 736.4

Operating profit
Bleached                                 $  66.6       $  64.7
Unbleached                                  22.2          23.5
Chemicals                                   16.2          13.0
Corporate items                            (54.2)        (44.1)
  Consolidated income
    before taxes                         $  50.8       $  57.1



Results of Operations

Overall, the results of the first quarter of 1998 reflect the very competitive market conditions created by excess capacity over demand in various product segments that continue to keep pressure on the prices of some products. These conditions have affected our entire industry since late 1995. Sales of $702.1 million for the 1998 first quarter were down 4.7% from the 1997 first quarter, primarily the result of a decrease in the volume of shipments. Coated fine printing paper sales have improved, as have sales of saturating kraft paper used in decorative laminates. Likewise, market conditions are generally good for our unbleached paperboard used in consumer and industrial packaging and we are experiencing solid demand for our specialty chemicals. Export sales from the United
States were down 5% compared to the first quarter of 1997 and accounted for approximately 17% of the company's first quarter sales. Total sales outside of the United States, including sales of our foreign operating subsidiaries, decreased 11% from the prior year period, principally at Rigesa, Ltda., our Brazilian subsidiary, and accounted for approximately 24% of consolidated sales. The global repercussions of the financial turmoil in Asia prompted the Brazilian government to implement austerity measures there that are dramatically slowing that economy following three years of rapid expansion. Earnings from operations for the first quarter ended January 31, 1998 were $.32 per share
(basic and diluted), compared to $.35 per share (basic and diluted) for the 1997 period. Gross profit margin for the first quarter of 1998 was 19% compared with 18% for the prior year period as sales decreased 4.7% while cost of products sold decreased by 7.9%. The decrease in cost of products sold was attributable to decreases in volume and cost improvement initiatives. Depreciation and amortization expense for the first quarter increased 10% from the prior year period due to several important projects having been placed in service in 1997.

Bleached
Bleached segment sales for the first quarter decreased 5.1% from the comparable 1997 period due to lower unit volume. Bleached segment operating profit was up 3% in the first quarter ended January 31, 1998 compared to the same 1997 period principally due to the company's cost improvement initiatives. Challenging conditions exist in our bleached board and consumer packaging businesses which are currently facing very competitive markets. During the first quarter of 1998, approximately 24% of bleached segment sales were made to the tobacco industry for packaging tobacco products. A majority of this paper and board was exported or used to produce products for export. Excluding that portion, approximately
9% of bleached segment sales consisted of packaging materials made for the domestic tobacco industry for sale in the United States. The current legal and regulatory pressures on that industry could have an adverse effect on future bleached segment sales and profitability. We would expect to offset any unit volume declines in U.S. tobacco sales by continuing growth in our sales to the liquid, dry and frozen food, personal care, foreign tobacco and other consumer product markets of the world. In early February of this year, six of the company's eight envelope plants went out on strike. The strike, which was settled in early
March, will have an adverse effect on earnings for the second quarter of 1998. While the company currently estimates the strike will reduce earnings by a range of $.05 to $.07 per share (basic and diluted), the full impact cannot be determined until normal operations are restored.

Unbleached
Sales for the unbleached segment decreased 7.9% compared to the 1997 first quarter due to a decrease in unit volume of 4.4% and a decrease in price and product mix of 3.5%, although domestic pricing improved during the first quarter of 1998 for several of our unbleached products, compared with the prior year period. Operating profit for the unbleached segment decreased to $22.2 million from the 1997 first quarter profit of $23.5 million. The Brazilian government has initiated financial reforms designed to stabilize the country's economy in the face of the current pressures, while enhancing Brazil's longer term economic prospects. Consequently, Rigesa's unbleached operation accounted for approximately 18% of segment operating profit in the first quarter of 1998, compared to approximately 46% for the 1997 comparable period, and 1998 will likely be a year of little or no economic growth in Brazil. Due to the decline in the rate of inflation in Brazil in recent years, effective November 1, 1997, the Brazilian Real became the functional currency for the company's Brazilian operations and adjustments resulting from financial statement translations are now included in the shareholders' equity section of the balance sheet. The effect of this change did not have a significant impact on earnings for the period.

Chemicals
Sales for the chemicals segment increased 6.2% from the 1997 first quarter primarily due to improvements in price and product mix of 9.5%, partially offset by a decrease in volume of 3.3% due to the sale of a small chemical plant in Mulberry, FL, in October 1997. Operating profit for the chemicals segment increased to $16.2 million for the 1998 first quarter. During the third quarter of 1997 operations began at the company's new activated carbon plant in Wickliffe, KY.

Other Items
The effective tax rate was 36.0% for the first quarter of 1998 compared to 37.8% for the 1997 period. Based upon its continuing analysis and planning, the company expects that any remediation of its data processing systems and associated hardware required to address the impact of Year 2000 will be accomplished well in advance. Further, the company does not expect the financial impact of such remediation to be material to the company's financial position or results of operation.

Liquidity And Capital Resources
At January 31, 1998 the ratio of current assets to current liabilities was 1.9 compared to 2.0 at October 31, 1997. Cash and marketable securities decreased in the first quarter as cash used for investing activities exceeded cash flows from operations. Overall inventories were up from the October 1997 level. Finished goods inventories have increased since October, as the company has maintained near normal production levels in a period of slower economic activity and industry additions to capacity in certain sectors. Cash flows from operations totaled $85.1 million for the three months ended January 31, 1998, compared to $48.1 million for the comparable 1997 period. Cash expenditures for capital investments totaled $112.3 million for the first quarter of 1998, compared to $166.5 million for the comparable 1997 period. The decrease in capital expenditures is related to the completion of projects including paper machine improvements, the construction of the Chemical Division's new carbon plant in Wickliffe, KY, and the removal of elemental chlorine from all of our pulp bleaching processes which were completed by the end of the prior year. At January 31, 1998, the amounts committed to complete all authorized capital projects were approximately $372.2 million. Total capital expenditures are expected to approximate $450 million in 1998, primarily in support of the company's strategy of product and service differentiation. The company may from time to time use outside sources as needed to finance future capital investments, as it has in the past. The company maintains a $500 million revolving credit agreement and there was no borrowing under this arrangement during the current period. The ratio of debt to total capital employed was 34% at January 31, 1998, and October 31, 1997.

Environmental Matters
In 1995, the company authorized removal of elemental chlorine from all of its pulp bleaching processes. This important initiative, completed during 1997 at a cost of approximately $110 million, represents a major step already taken by Westvaco in addressing new EPA regulations for the U.S. pulp and paper industry regarding air and water quality. These regulations, which have long been anticipated, were announced in November 1997; they have not as yet been published as we prepare this report. It is expected that implementation of these new regulations will be required over the next several years. In the next few months, as the regulations are finalized under federal rulemaking procedures, the company expects to reduce substantially the upper end of the range of its previously estimated compliance costs from $400 million to $200 million, including expenditures already incurred. Downward revisions to its previously estimated additional operating costs, which were in the range of $25 to $50 million pretax annually, are also anticipated.

The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company has also received a notice of violation from the Kentucky Division for Air Quality in connection with the company's Wickliffe, KY, carbon plant (see Legal Proceedings in Part II).

Forward-looking statements
Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform
Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of the company, or industry results, to differ materially from those expressed in or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed in or implied by the forward-looking statements include, but are not limited to, competitive pricing for the company's products; changes in raw materials, energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the U.S. and international economies, especially in the Far East and Brazil; governmental policies and regulations affecting the environment; and currency movements.

Item 3. Quantitative and Qualitative Disclosures About Market
Risk

Not applicable


                     WESTVACO CORPORATION
             and Consolidated Subsidiary Companies



                  PART II.  OTHER INFORMATION


Item 1. Legal Proceedings
      On November 3, 1997, Westvaco received the first of three notices of violation from the Kentucky Division for Air Quality ("KDAQ") in connection with the company's alleged failure to demonstrate compliance with a Prevention of Significant Deterioration permit issued to the company's Wickliffe, KY, carbon plant. On January 20, 1998, the KDAQ proposed a draft administrative consent order in resolution of the non-compliance. While negotiations are currently underway, management anticipates a final administrative consent order to result in the implementation of corrective actions which will demonstrate compliance by November 1, 1998, and the assessment of civil penalties of up to $285,000.


Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of Westvaco Corporation was held on February 24, 1998.

(b) The directors named in the Proxy Statement were elected to three-year terms expiring in 2001, with the following results:

                                       Shares       Shares
                                     Voted For     Withheld

        David L. Hopkins, Jr.       96,781,780      565,779

        Douglas S. Luke             96,787,596      559,963

        Jane L. Warner              96,276,716    1,070,843

        Richard A. Zimmerman        96,788,036      559,523


(c) The appointment of Price Waterhouse LLP as independent accountants was ratified by a vote of 97,126,919 shares in favor, 91,618 shares in opposition and 129,022 shares abstained.


The "Notice of Annual Meeting of Shareholders and Proxy
Statement for Westvaco Corporation" dated December 26, 1997 was filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Act and is incorporated herein by reference.




                     WESTVACO CORPORATION
             and Consolidated Subsidiary Companies





Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:
        27.  Financial data schedule

(b)     Reports on Form 8-K:

        A report on Form 8-K was filed on March 6, 1998 and is incorporated herein by reference. The contents of the report are summarized below:

        Item 5. Other Events: - describing that the strike at six of the company's eight envelope plants had been settled.


SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WESTVACO CORPORATION
                             (Registrant)



March 16, 1998               James E. Stoveken, Jr.
                             James E. Stoveken, Jr.
                             Senior Vice President
                             (Principal Financial Officer)