Form 10-Q
period 1998-04-30
WESTVACO CORP
filed 1998-06-11
CIK 106498

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-Q

(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the second quarter ended April 30, 1998

                            OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to _____________

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



At April 30, 1998, the latest practicable date, there were 101,313,702 shares outstanding of
Common Stock, $5 par value.



                   WESTVACO CORPORATION
           and Consolidated Subsidiary Companies

                    INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
   Consolidated Statement of Income for the three months and six months ended April 30, 1998 and 1997

   Consolidated Balance Sheet as of April 30, 1998
   and October 31, 1997

   Consolidated Statement of Cash Flows for the six months ended April 30, 1998 and 1997

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

In thousands, except per share data

                           Three Months Ended         Six Months Ended
                                April 30                   April 30
                          1998           1997        1998         1997

Sales                   $724,187      $724,593    $1,426,300  $1,460,948
Other income
(expense)                  4,522         4,620         8,782      12,453
                        --------      --------     ---------   ---------
                         728,709       729,213     1,435,082   1,473,401

Cost of products
sold (excludes
depreciation shown
below)                   517,854       527,658     1,019,144   1,071,834
Selling, research
and administrative
expenses                  60,218        56,059       117,525     114,599
Depreciation and
amortization              69,678        64,442       139,178     127,596
Interest expense          27,553        21,814        55,013      43,022
                         -------       -------     ---------   ---------
                         675,303       669,973     1,330,860   1,357,051

Income before taxes       53,406        59,240       104,222     116,350

Income taxes              18,800        21,300        37,100      42,900
                         -------       -------       -------     -------
Net income             $  34,606      $ 37,940     $  67,122   $  73,450
                         =======       =======       =======     =======

Net income per share:
Basic                       $.34          $.37          $.66        $.72
Diluted                      .34           .37           .66         .72

Shares used to compute net income per share:
Basic                    101,387       101,952       101,552      101,931
Diluted                  102,098       102,466       102,273      102,503


Cash dividends per share
  of common stock           $.22          $.22          $.44         $.44


The accompanying notes are an integral part of these financial statements.


                   WESTVACO CORPORATION
           and Consolidated Subsidiary Companies


                CONSOLIDATED BALANCE SHEET


In thousands
                                          April 30      October 31
                                            1998           1997
                                         [Unaudited]
ASSETS
Cash and marketable
securities                             $    106,512    $  175,354
Receivables                                 289,439       300,827
Inventories                                 289,162       270,519
Prepaid expenses                             62,731        58,508
                                            -------       -------
    Current assets                          747,844       805,208

Plant and timberlands:
  Machinery                               4,815,868     4,739,179
  Buildings                                 632,417       626,559
  Other property, including
  plant land                                224,558       226,082
                                          ---------     ---------
                                          5,672,843     5,591,820
  Less: accumulated
    depreciation                          2,558,951     2,447,575
                                          ---------     ---------
                                          3,113,892     3,144,245
  Timberlands - net                         265,265       269,216
  Construction in progress                  375,146       270,897
                                          ---------     ---------
                                          3,754,303     3,684,358

Other assets                                437,585       409,221
                                          ---------     ---------
                                         $4,939,732    $4,898,787

LIABILITIES AND
SHAREHOLDERS' EQUITY
Accounts payable and
accrued expenses                         $  344,690    $  356,691
Notes payable and current
maturities of
  long-term obligations                      58,868        26,121
Income taxes                                 14,883        22,765
                                            -------       -------
    Current liabilities                     418,441       405,577

Long-term obligations                     1,523,238     1,512,621
Deferred income taxes                       743,162       702,021
Shareholders' equity:
  Common stock, $5 par, at
    stated value shares
    authorized: 300,000,000
   shares issued: 103,170,667
     (1997-103,170,667)                     761,702       761,522
  Retained income                         1,570,389     1,549,356
  Cumulative translation
    adjustment                             (25,781)             -
  Common stock in treasury,
    at cost shares held:
    1,856,965 (1997-1,240,644)             (51,419)      (32,310)
                                          ---------     ---------
                                          2,254,891     2,278,568
                                          ---------     ---------
                                         $4,939,732    $4,898,787
                                          =========     =========

The accompanying notes are an integral part of these financial statements.


                   WESTVACO CORPORATION
           and Consolidated Subsidiary Companies


           CONSOLIDATED STATEMENT OF CASH FLOWS
                        [Unaudited]

In thousands
                                                  Six Months Ended
                                                      April 30
                                                 1998           1997
Cash flows from operating
activities:
  Net income                                 $  67,122      $  73,450
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Provision for depreciation and
      amortization                             139,178        127,596
    Provision for deferred income
      taxes                                     27,946         16,903
    (Gains) losses on sales of plant
      and timberlands                              221         (4,652)
    Pension credits and other employee
      benefits                                 (22,107)       (21,307)
    Other, net                                     357            551
  Changes in assets and liabilities:
    (Increase) decrease in receivables          10,673          6,288
    (Increase) decrease in inventories         (19,604)       (36,293)
    (Increase) decrease in prepaid
       expenses                                 (3,348)        (2,932)
    (Decrease) increase in accounts
      payable and accrued expenses             (20,550)       (11,643)
    (Decrease) increase in income
      taxes payable                             (7,626)        (3,172)
  Other, net                                       825            (24)
                                               -------        -------
      Net cash provided by operating
        activities                             173,087        144,765

Cash flows from investing activities:
  Additions to plant and timberlands          (217,831)      (317,185)
  Proceeds from sales of plant and
    timberlands                                    885          5,947
  Other, net                                       149          2,069
    Net cash used in investing                 -------        -------
      activities                              (216,797)      (309,169)

Cash flows from financing activities:
  Proceeds from issuance of common
    stock                                        2,761          1,188
  Proceeds from issuance of debt               173,383        492,274
  Treasury stock purchases                     (22,088)           -0-
  Dividends paid                               (44,743)       (44,851)
  Repayment of notes payable and
    long-term obligations                     (132,482)      (264,358)
      Net cash (used in) provided by
        financing activities                   (23,169)       184,253

Effect of exchange rate changes on
  cash                                          (1,963)           (82)
                                                ------         ------
  Increase (decrease) in cash and
    marketable securities                      (68,842)        19,767

Cash and marketable securities:
  At beginning of period                       175,354        115,368
                                               -------        -------
  At end of period                           $ 106,512      $ 135,135
                                               =======        =======

The accompanying notes are an integral part of these financial statements.



                   WESTVACO CORPORATION
           and Consolidated Subsidiary Companies

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        [Unaudited]


1.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 1997 Annual Report on Form 10-K.

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


2.  Current Assets

Marketable securities of $10,319,000 ($82,647,000 at October
31, 1997) have maturities of three months or less and are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:

                                               April 30     October 31
         In thousands                             1998         1997


         Raw  materials                       $  55,577      $ 62,025
         Production materials, stores
           and supplies                          77,301        81,618
         Finished and in process goods          156,284       126,876
                                                -------       -------
             Total                             $289,162      $270,519
                                                =======       =======

3.  Foreign Operations

Results of operations for Rigesa, Ltda., our Brazilian operating subsidiary, were as follows:

                             Three Months            Six Months
In thousands                Ended April 30         Ended April 30
                            1998      1997        1998        1997

Sales                     $48,165   $53,631     $91,213    $110,961

Net income               $  8,012   $10,547     $13,591    $ 20,313



Rigesa's results for the second quarter of 1998 were negatively affected by decreases in sales price and product mix of 11.7%, partially offset by an increase in volume of 1.5%. Year to date results were negatively affected by decreases in price and product mix of 11.6% and a decrease in volume of 6.2%.

                    WESTVACO CORPORATION
           and Consolidated Subsidiary Companies

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        [Unaudited]


4.  Net Income Per Common Share
In February 1997, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share," which replaced
Accounting Principles Board Opinion No. 15, "Earnings per
Share." For the periods ended April 30, 1998 and 1997, the weighted average shares outstanding used to compute basic and diluted earnings per share pursuant to SFAS No.
128 are as follows:

                           Three Months              Six Months
In thousands              Ended April 30           Ended April 30
                         1998        1997         1998        1997
Weighted average
  shares outstanding
  used to compute
  basic earnings
  per share              101,387    101,952     101,552    101,931

Incremental shares
  issuable upon
  the assumed exercise
  of stock options          711        514          721        572
                         ------     ------       ------     ------
Shares outstanding used
  to compute diluted
  earnings per share    102,098    102,466      102,273    102,503
                        =======    =======      =======    =======



                      WESTVACO CORPORATION
             and Consolidated Subsidiary Companies

Item 2. Management Discussion and Analysis of
        Financial Condition and Results of Operations
        [Unaudited]


Business Segment Information

                         Three Months Ended     Six Months Ended
                              April 30               April 30
                         1998         1997      1998         1997
In millions

Sales
Bleached               $493.4      $497.5   $  972.1     $1,002.1
Unbleached              151.4       154.1      298.2        313.6
Chemicals                81.8        75.7      161.1        150.4
Corporate items          (2.4)       (2.8)      (5.1)        (5.2)
  Consolidated          -----       -----    -------      -------
   sales               $724.2      $724.5   $1,426.3     $1,460.9
                        =====       =====    =======      =======

Operating profit
Bleached              $  60.5      $ 67.2   $  127.1     $  131.9
Unbleached               25.0        21.4       47.2         44.9
Chemicals                14.5        14.8       30.7         27.8
Corporate items         (46.6)      (44.1)    (100.8)       (88.2)
Consolidated             ----        ----      -----        -----
  income before
  taxes               $  53.4      $ 59.3    $ 104.2      $ 116.4
                         ====        ====      =====        =====
Results of Operations
Compared to the second quarter of 1997, the results for the current quarter reflect the improving market conditions for most of our products and the stabilization of the Brazilian economy, offset by the effect of a 30-day strike at six of our eight Envelope Division locations. Second quarter 1998 earnings of $.34 per share (basic and diluted) include the five cents per share negative impact of the strike and compare to $.37 per share (basic and diluted) for the 1997 period.
Overall, sales of $724.2 million for the 1998 second quarter remained virtually unchanged from the 1997 second quarter. However, compared to the second quarter a year ago, sales of coated fine printing papers, saturating paper, paperboard for consumer and industrial packaging and specialty chemicals all increased. Internationally, second quarter market conditions were difficult but better than we had expected in both Brazil and Asia.
Export sales from the United States increased approximately 7% compared to the second quarter of 1997, and accounted for 18% of the company's second quarter sales. Total sales outside of the United States, including sales of our foreign operating subsidiaries, increased 2% from the prior year period, and accounted for approximately 26% of consolidated sales. Gross profit margin for the second quarter of 1998 remained unchanged at 19%. The 1.9% decrease in cost of products sold was attributable to decreases in cost and mix, mainly as a result of cost improvement initiatives.
Depreciation and amortization expense for the second quarter increased 8% from the prior year period due to several important projects having been placed in service in the latter part of 1997.



                   WESTVACO CORPORATION
           and Consolidated Subsidiary Companies

          Management's Discussion and Analysis of
       Financial Condition and Results of Operations

                           [Unaudited]


Bleached
Bleached segment sales for the second quarter decreased less than one percent from the comparable 1997 period. Bleached segment operating profit of $60.5 million was down 9.9% in the 1998 second quarter compared to the 1997 period. Challenging conditions exist in our bleached board and consumer packaging businesses which continue to face very competitive markets, although, during the second quarter, mill order backlogs for bleached board products showed some improvement. Our Consumer
Packaging Division performed below its potential. We have recently strengthened the division's management, and we are developing new plans to improve performance.
Year to date, approximately 24% of bleached segment sales were made to the tobacco industry for packaging tobacco products; 62% of this paper and board was exported or used to produce products for export. Approximately 9% of bleached segment sales consisted of packaging materials made for the domestic tobacco industry for sale in the United States. The current legal, regulatory and legislative pressures on the tobacco industry, in particular legislation under consideration in the Senate, may have an adverse effect on bleached segment profitability. While we would expect to compensate for such an adverse effect by continuing growth in other consumer product markets, these alternatives may not, in the short run, fully offset any decline in profitability related to sales to the tobacco industry. In February of this year, six of the company's eight Envelope Division's locations went out on strike. The strike, which was settled in early March, reduced consolidated earnings by $.05 per share (basic and diluted) for the second quarter of 1998.
During the third quarter of 1998 the company expects to complete the rebuild of a large coated paper machine at our Luke, MD, mill, to improve product quality and facilitate development of new products. The rebuild is expected to reduce fiscal third quarter earnings by about five cents per share.

Unbleached
Sales for the unbleached segment decreased 1.8% compared to the 1997 second quarter due to a decrease in unit volume of 1.1% and a decrease in price and product mix of .7%, although domestic pricing improved during the second quarter of 1998 for several of our unbleached products, compared with the prior year period. Operating profit for the unbleached segment increased to $25.0 million from the 1997 second quarter profit of $21.4 million. The financial reforms initiated by the Brazilian government appear to have stabilized the country's economy, while enhancing
Brazil's longer term economic prospects. Rigesa's unbleached operation accounted for approximately 25% of segment operating profit in the second quarter of 1998, compared to approximately 48% for the 1997 comparable period, and we expect 1998 will likely be a year of little or no economic growth in Brazil. Due to the decline in the rate of inflation in Brazil in recent years, effective November 1, 1997, the Brazilian Real became the functional currency for the company's
Brazilian operations and adjustments resulting from financial statement translations are now included in the shareholders' equity section of the balance sheet.
The effect of this change did not have a significant impact on earnings for the period.



                  WESTVACO CORPORATION
         and Consolidated Subsidiary Companies

        Management's Discussion and Analysis of

       Financial Condition and Results of Operations
                      [Unaudited]

Chemicals
Sales for the chemicals segment increased 8.0% from the 1997 second quarter primarily due to an increase in volume of 4.9% and improvements in price and product mix of 3.1%. Operating profit for the chemicals segment was $14.5 million for the 1998 second quarter compared to $14.8 for the 1997 period.
During the third quarter of 1997, operations began at the company's new activated carbon plant in Wickliffe, KY.

Other Items
Interest expense increased 26% for the second quarter compared to the year earlier period due to the issuance of sinking fund debentures in March and June of 1997 and lower capitalization of interest in the current quarter.

Westvaco is continuing to address the Year 2000 issue, which may cause computer applications to fail or to create erroneous results unless corrective measures are taken. Based upon its continuing review of existing systems and alternatives for bringing them into compliance, the company expects that remediation of its business information and manufacturing systems required to address compliance with the Year 2000 issue will be accomplished in a timely manner. The company's current estimate of the costs of remediation is between $5 million and $15 million, which are being expensed as incurred.

The American Institute of Certified Public Accountants has issued Statement of Position (SOP) 98-1,
Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use, which provides guidelines on the accounting for internally developed computer software. Also issued was SOP 98-5, Reporting on the Costs of Start-up Activities, which requires that the costs of start-up activities be expensed as incurred; unamortized costs are required to be expensed at the time of adoption of the SOP.
The company believes that adoption of these SOPs, which are effective for the company's fiscal year 2000, will not have a material effect on its financial position or results of operations.


Liquidity and Capital Resources

At April 30, 1998, the ratio of current assets to current liabilities was 1.8 compared to 2.0 at October
31, 1997. Cash flows from operations totaled $173.1 million for the six months ended April 30, 1998, compared to $144.8 million for the comparable 1997 period. Inventories increased from October 1997 levels, reflecting planned inventory levels and increased competition in our major business areas.
New investment in plant and timberlands totaled $217.8 million for the first six months of 1998, compared to $318.7 million for the same period of 1997. Cash payments for these investments totaled $217.8 million compared to $317.2 million in 1997. The decrease in capital expenditures is related to the completion of projects including paper machine improvements, the construction of the Chemical Division's new carbon plant in


                  WESTVACO CORPORATION
         and Consolidated Subsidiary Companies

        Management's Discussion and Analysis of

       Financial Condition and Results of Operations
                      [Unaudited]


Liquidity and Capital Resources (cont'd)
Wickliffe, KY, and the removal of elemental chlorine from all of our pulp bleaching processes, which were all completed by the end of the prior year. At April 30, 1998, the amounts committed to complete all authorized capital projects totaled approximately $296.8 million and total capital expenditures in 1998 are expected to approximate $450 million. The company may from time to time use outside sources as needed to finance future capital investments, as it has in the past.
The company had $40 million in commercial paper outstanding at April 30, 1998. The company maintains a $500 million revolving credit agreement, and there was no borrowing under this arrangement during the current period. The ratio of debt to total capital employed was 34% at April 30, 1998, and October 31,
1997.


Environmental Matters

In 1995, the company authorized removal of elemental chlorine from all of its pulp bleaching processes.
This important initiative, completed during 1997 at a cost of approximately $110 million, represents a major step already taken by Westvaco in addressing new EPA regulations for the U.S. pulp and paper industry regarding air and water quality. These regulations, which have long been anticipated, were recently published in the Federal Register. Implementation of these new regulations will be required over the next several years. In the next few months, as the regulations are interpreted, the company expects to reduce the upper end of the range of its previously estimated compliance costs from $400 million to $200 million, including expenditures already incurred.
Downward revisions to its previously estimated additional operating costs, which were in the range of $25 to $50 million pretax annually, are also anticipated.

The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive
Environmental Response, Compensation, and Liability Act
(CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company has also received notices of violation from the Kentucky
Division for Air Quality in connection with the company's Wickliffe, KY, carbon plant (see Legal
Proceedings in Part II).


                  WESTVACO CORPORATION
         and Consolidated Subsidiary Companies

        Management's Discussion and Analysis of

       Financial Condition and Results of Operations
                      [Unaudited]


Forward-looking Statements
Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of
1995. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of the company, or industry results, to differ materially from those expressed in or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed in or implied by the forward-looking statements include, but are not limited to, competitive pricing for the company's products;
changes in raw materials, energy and other costs;
fluctuations in demand and changes in production capacities; changes to economic growth in the U.S.
and international economies, especially in Asia and Brazil; governmental policies and regulations, including but not limited to those affecting the environment and the tobacco industry; and currency movements.

Item 3. Quantitative And Qualitative Disclosures About
        Market Risk

Not applicable


            PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        Reference is made to Part II, Other Information,
        Item 1.  Legal Proceedings in Westvaco's Quarterly
        Report on Form 10-Q for the quarter ended January
        31, 1998, regarding notices of violation from the Kentucky Division for Air Quality in connection with the company's alleged failure to demonstrate compliance with a Prevention of Significant
        Deterioration permit issued to the company's
        Wickliffe, KY, carbon plant.  On April 21, 1998,
        Westvaco executed an Agreed Order and paid an initial civil penalty of $150,000. Under the provisions of the Agreed Order, an additional
        $47,000 civil penalty was paid for the
        noncompliance period of February through April
        1998. The company is subject to continuing monthly penalties until the plant meets all permit requirements. Because of the progress already made towards compliance these penalties will not exceed $11,000 per month.



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


Item 6. Exhibits And Reports On Form 8-K

(a)     Exhibits:
        27.  Financial data schedule

(b)     Reports on Form 8-K:

        A report on Form 8-K was filed on March 6, 1998 and is incorporated herein by reference. The contents of the report are summarized below:

Item 5. Other Events: - describing that the strike at six of the company's eight envelope locations had been settled.

        A report on Form 8-K was filed on May 28, 1998 and is incorporated herein by reference. The contents of the report are summarized below:

Item 5. Other Events: - describing the rebuilds of two large coated paper machines at its mill in Luke, MD, to improve product quality and facilitate development of new products.


                       SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WESTVACO CORPORATION
                             (Registrant)



June 11, 1998                /s/ James E. Stoveken, Jr.
                             James E. Stoveken, Jr.
                             Senior Vice President
                             (Principal Financial Officer)