Form 10-Q
period 1998-07-31
WESTVACO CORP
filed 1998-09-14
CIK 106498

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended July 31, 1998

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



At July 31, 1998, the latest practicable date, there were 101,226,367 shares outstanding of Common Stock, $5 par value.






                      WESTVACO CORPORATION
             and Consolidated Subsidiary Companies


                       INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
     Consolidated Statement of Income for the three months and nine months ended July 31, 1998 and 1997

     Consolidated Balance Sheet as of July 31, 1998
     and October 31, 1997

     Consolidated Statement of Cash Flows for the nine months ended July 31, 1998 and 1997

     Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 5.  Other Items

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES




                        WESTVACO CORPORATION
               and Consolidated Subsidiary Companies

                  PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements


                 CONSOLIDATED STATEMENT OF INCOME
                           [Unaudited]


In thousands, except per share data

                           Three Months Ended           Nine Months Ended
                                July 31                      July 31
                              1998       1997          1998          1997

Sales                     $727,826   $738,227    $2,154,126    $2,199,175
Other income (expense)       3,416      3,516        12,198        15,969

                           731,242    741,743     2,166,324     2,215,144


Cost of products sold
  (excludes depreciation
   shown below)            528,512    535,780     1,547,656     1,607,614
Selling, research
  and administrative
  expenses                  57,317     60,079       174,842       174,678
Depreciation and
amortization                70,772     67,344       209,950       194,940
Interest expense            25,867     23,402        80,880        66,424

                           682,468    686,605     2,013,328     2,043,656

Income before taxes         48,774     55,138       152,996       171,488

Income taxes                17,100     17,600        54,200        60,500

Net income               $  31,674  $  37,538     $  98,796    $  110,988


Net income per share:
Basic                         $.31       $.37          $.97         $1.09
Diluted                        .31        .37           .97          1.08

Shares used to compute net income per share:
Basic                      101,297    102,037       101,474       101,970
Diluted                    101,699    102,821       102,088       102,613


Cash dividends per
 share of common stock        $.22       $.22          $.66          $.66



The accompanying notes are an integral part of these financial statements.



                            WESTVACO CORPORATION
                   and Consolidated Subsidiary Companies

                        CONSOLIDATED BALANCE SHEET

In thousands
                                        July 31        October 31
                                         1998             1997
                                      -----------      -----------
                                      [Unaudited]
ASSETS
Cash and marketable securities        $  112,710       $  175,354
Receivables                              277,524          300,827
Inventories                              284,030          270,519
Prepaid expenses                          64,072           58,508
  Current assets                         738,336          805,208

Plant and timberlands:
  Machinery                            5,004,875        4,739,179
  Buildings                              637,051          626,559
  Other property,
   including plant land                  218,912          226,082
                                       5,860,838        5,591,820
  Less: accumulated depreciation       2,609,089        2,447,575
                                       3,251,749        3,144,245
  Timberlands - net                      263,453          269,216
  Construction in progress               281,568          270,897
                                       3,796,770        3,684,358

Other assets                             452,848          409,221
                                      $4,987,954       $4,898,787


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued
  expenses                           $   329,924      $   356,691
Notes payable and current maturities
  of long-term obligations                93,734           26,121
Income taxes                              21,873           22,765
  Current liabilities                    445,531          405,577

Long-term obligations                  1,526,850        1,512,621
Deferred income taxes                    758,216          702,021
Shareholders' equity:
  Common stock, $5 par, at stated
   value shares authorized:
   300,000,000 shares issued:
   103,170,667 (1997 - 103,170,667)      762,266          761,522
  Retained income                      1,577,974        1,549,356
  Cumulative translation adjustment     (29,526)                -
  Common stock in treasury, at
   cost shares held: 1,944,300
   (1997 - 1,240,644)                   (53,357)         (32,310)
                                       2,257,357        2,278,568
                                      $4,987,954       $4,898,787

The accompanying notes are an integral part of these financial statements.


                           WESTVACO CORPORATION
                   and Consolidated Subsidiary Companies

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               [Unaudited]

In thousands
                                                Nine Months Ended
                                                     July 31
                                              1998             1997
Cash flows from operating activities:
 Net income                             $   98,796        $ 110,988
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Provision for depreciation and
    amortization                           209,950          194,940
   Provision for deferred
    income taxes                            41,935           24,744

   (Gains) losses on sales of
    plant and timberlands                      399           (5,743)
   Pension credits and other
    employee benefits                      (38,155)         (29,729)
   Other, net                                  436            1,080
 Changes in assets and liabilities:
   (Increase) decrease in receivables       22,239            3,570
   (Increase) decrease in inventories      (14,953)         (26,748)
   (Increase) decrease in prepaid
    expenses                                (3,480)           3,274
   (Decrease) increase in accounts
    payable and accrued expenses           (27,537)         (19,118)
   (Decrease) increase in income
    taxes payable                             (750)           2,119
 Other, net                                  2,010            3,814
      Net cash provided by operating
       activities                          290,890          263,191

Cash flows from investing activities:
 Additions to plant and timberlands       (340,770)        (471,160)
 Proceeds from sales of plant
  and timberlands                            4,025            7,329
 Other, net                                   (157)           3,418
      Net cash used in investing
       activities                         (336,902)        (460,413)

Cash flows from financing activities:
 Proceeds from issuance of common stock      3,767            4,595
 Proceeds from issuance of debt            331,581          642,545
 Treasury stock purchases                  (27,950)             -0-
 Dividends paid                            (67,042)         (67,292)
 Repayment of notes payable and
  long-term obligations                   (254,081)        (267,619)
      Net cash (used in) provided by
       financing activities                (13,725)         312,229
Effect of exchange rate changes on cash     (2,907)            (151)

 Increase (decrease) in cash and
  marketable securities                    (62,644)         114,856

Cash and marketable securities:
 At beginning of period                    175,354          115,368
 At end of period                        $ 112,710        $ 230,224

The accompanying notes are an integral part of these financial statements.

                           WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               [Unaudited]



1.  Statement of Information Furnished
The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the interim periods presented. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 1997 Annual Report on Form 10-K.

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


2.  Current Assets
Marketable securities of $10,623,000 ($82,647,000 at October 31,
1997) are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:


                                           July 31       October 31
     In thousands                            1998            1997

     Raw materials                      $  54,060       $  62,025
     Production materials, stores
      and supplies                         75,415          81,618
     Finished and in process goods        154,555         126,876

     Total                              $ 284,030       $ 270,519


3.  Foreign Operations
Results of unbleached operations for Rigesa, Ltda., our Brazilian subsidiary, were as follows:



                                 Three Months          Nine Months
In thousands                     Ended July 31        Ended July 31

                                 1998       1997        1998      1997

Sales                         $47,724    $54,371    $138,937  $165,332
Net income                    $ 6,427    $ 9,732    $ 20,018  $ 30,045



Rigesa's results for the third quarter and nine months of 1998 were negatively affected by decreases in price and product mix of 11.9% and 11.7%, respectively, and decreases in the volume of shipments of .3% and 4.3%, respectively.


4.  Net Income Per Common Share
Basic earnings per share for all the periods presented have been calculated using the weighted average shares outstanding. In computing diluted earnings per share incremental shares issuable upon the assumed exercise of stock options have been added to the weighted average shares outstanding.






                           WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Segment Information
                         Three Months Ended       Nine Months Ended
                             July 31                    July 31
In millions               1998         1997        1998        1997

Sales
 Bleached               $492.5       $493.4    $1,464.6    $1,495.5
 Unbleached              149.9        161.0       448.1       474.6
 Chemicals                84.9         85.6       246.0       236.0
 Corporate and
  other items               .5         (1.7)       (4.6)       (6.9)
 Consolidated sales     $727.8       $738.3    $2,154.1    $2,199.2

Operating profit
 Bleached              $  59.3      $  52.9    $  186.4    $  184.8
 Unbleached               26.9         35.3        74.1        80.2
 Chemicals                20.3         13.3        51.0        41.1
 Corporate and
  other items            (57.7)       (46.4)     (158.5)     (134.6)
 Consolidated income
  before taxes         $  48.8      $  55.1    $  153.0    $  171.5



RESULTS OF OPERATIONS

Sales of $727.8 million for the 1998 third quarter were down 1.4% from the 1997 third quarter, the result of a 1.6% decrease in the volume of shipments offset by slight improvement in price and product mix. The press of extremely challenging global business conditions increased during our 1998 fiscal third quarter. Asian markets were particularly challenging as a result of earlier currency devaluations and reduced economic activity in the region. Earnings for the third quarter ended July 31, 1998 were $.31 per share (basic and diluted), compared to $.37 per share (basic and diluted) for the 1997 period. Despite stiff challenges resulting from turmoil in international markets and adverse currency valuations, export sales from the United States increased approximately 3% compared to the third quarter of 1997, and accounted for 17% of the company's third quarter sales. Total sales outside of the United States, including sales of our foreign operating subsidiaries and which accounted for approximately 25% of consolidated sales, decreased 2% from the prior year period. This decrease was primarily a result of reduced business for our packaging operations in Brazil, where the government's austerity measures enacted last fall in response to the Asian crisis have sharply curtailed economic growth. Gross profit margin for the third quarter and nine months of 1998 was 18% and 19%, respectively, compared with 19% and 18% for the prior year periods. Depreciation and amortization expense for the third quarter increased 5.1% from the prior year period due to several important projects having been placed in service in the latter part of 1997.




                         WESTVACO CORPORATION
                and Consolidated Subsidiary Companies

               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                             [Unaudited]


Bleached

In the United States, increasing coated paper imports which have grown from year ago levels because of offshore capacity increases, especially in Europe, as well as declining consumption in Asia, have made that market very competitive. Bleached segment sales for the third quarter decreased less than one percent from the comparable 1997 period. Bleached segment operating profit of $59.3 million was up 11.8% in the 1998 third quarter compared to the 1997 period due primarily to cost improvement initiatives. Year to date, approximately 24% of bleached segment sales were made to the tobacco industry for packaging tobacco products; the majority of this paper and board was exported or used to produce products for export. Approximately 9% of bleached segment sales consisted of packaging materials made for the domestic tobacco industry for sale in the United States. The current legal, regulatory and legislative pressures on the tobacco industry may have an adverse effect on bleached segment profitability. While we would expect to compensate for such an adverse effect by continuing growth in other consumer product markets, these alternatives may not, in the short run, fully offset any decline in profitability related to sales to the tobacco industry. While our Envelope Division has continued to recover from a strike during the second quarter, our envelope business has faced profitability pressures due to unexpected inventory adjustments by major customers. In the third quarter, we completed the second major coated paper machine rebuild in two years at our mill in Luke, MD. The rebuilds reduced both 1997 and 1998 third quarter earnings by approximately $.05 per share.


Unbleached

Sales for the unbleached segment decreased 6.9% compared to the 1997 third quarter due to a decrease in unit volume of 7.1%, partially offset by an increase in price and product mix. Operating profit for the unbleached segment decreased to $26.9 million from the 1997 third quarter profit of $35.3 million. Rigesa's unbleached operation accounted for approximately 19% of segment operating profit in the third quarter of 1998, compared to approximately 31% for the 1997 comparable period. The government's financial reforms enacted last fall sharply curtailed economic growth, which reduced business for our packaging operations. Due to the decline in the rate of inflation in Brazil in recent years, effective November 1, 1997, the Brazilian Real became the functional currency for the company's Brazilian operations and adjustments resulting from financial statement translations are now included in the shareholders' equity section of the balance sheet. The effect of this change did not have a significant impact on earnings for the period.


Chemicals

Sales for the chemicals segment decreased marginally from the 1997 third quarter primarily due to a decrease in price and product mix of 4.3%, partially offset by an increase in volume of 3.5%. Operating profit for the chemicals segment was $20.3 million for the 1998 third quarter compared to $13.3 for the 1997 period.


Other Items

Interest expense increased 10.5% for the third quarter compared to the year earlier period due to the issuance of sinking fund debentures in June of 1997 and lower capitalization of interest in the current quarter.

Westvaco is addressing Year 2000 technology issues in its business systems, manufacturing process control systems and microprocessors purchased as an intrinsic part of manufacturing or support equipment. This project is being conducted in multiple phases including inventory, assessment of business criticality, technical assessment of potential Year 2000 failures, remediation, testing and contingency planning. The first two phases, inventory and assessment of business criticality, have been completed as planned. The remaining phases are planned and staffed and are scheduled for completion by June 30, 1999. The percentages of this work completed, vary across the company's operations, with business systems generally closer to completion than operating systems which involve more reliance upon outside vendors. The entire project is estimated to cost between $8 and $12 million. The cost would have been substantially greater but for the fact that recent modernization of many of the company's business systems involved replacement of software with new software that is Year 2000 compliant. Costs associated with these efforts are not included here.

All vendors whose relationship is believed to be material to the company's business have been identified and contacted, with additional contact beginning for those who have not responded. The public disclosures of significant customers regarding their Year 2000 compliance are being reviewed. If Year 2000 issues were not addressed as Westvaco is doing, they could conceivably cause widespread technological failures throughout the company, disrupting its business and resulting in a decline in earnings. These theoretical consequences are of a kind and magnitude not unique to Westvaco, but are generally shared with other manufacturing companies. At this time management does not believe that Westvaco's business will be materially affected by Year 2000 issues. Nevertheless, the company expects to have contingency plans in place which fully utilize traditional alternatives to its technology.


New Accounting Pronouncements

In August 1998, the Securities and Exchange Commission issued an Interpretation of Year 2000 disclosure, Statement of the Commission Regarding Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers,
Investment Companies, and Municipal Securities Issuers. This Interpretation supersedes the current staff guidance in revised Staff Legal Bulletin No. 5 and provides guidance to public companies so they can determine whether their Year 2000 issues are known material events, trends, or uncertainties that should be disclosed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of their disclosure documents. Public companies should apply this interpretive guidance for all quarters ending after August 4, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement, which will be effective for the company's fiscal year 2000, requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedge accounting criteria are met. Given the current level of its derivative and hedging activities, the company believes the impact will not be material.


LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1998, the ratio of current assets to current liabilities was 1.7 compared to 2.0 at October 31, 1997. Cash flows from operations totaled $290.9 million for the nine months ended July 31, 1998, compared to $263.2 million for the comparable 1997 period. Inventories increased from October 1997 levels, reflecting planned inventory levels and increased competition in our major business areas. New investment in plant and timberlands totaled $336.9 million for the first nine months of 1998, compared to $465.3 million for the same period of 1997. Cash payments for these investments totaled $340.8 million compared to $471.2 million in 1997. The decrease in capital expenditures is related to the completion of projects including paper machine improvements, the construction of the Chemical Division's new carbon plant in Wickliffe, KY and the removal of elemental chlorine from all of our pulp bleaching processes, which were completed by the end of the prior year. At July 31, 1998, the amounts committed to complete all authorized capital projects totaled approximately $245.5 million and total capital expenditures in 1998 are expected to approximate $450 million. The company may from time to time use outside sources as needed to finance future capital investments, as it has in the past. The company had $70 million in commercial paper outstanding at July 31, 1998. The company maintains a $500 million revolving credit agreement, and there was no borrowing under this arrangement during the current period. The ratio of debt to total capital employed was 34% at July 31, 1998 and October 31, 1997.


Subsequent Event

On September 9, 1998 the company announced its intent to acquire a substantial equity interest in a new consumer packaging plant in Guangzhou, China. The plant, located in southeast China, is owned by a Chinese subsidiary of Shorewood Packaging Corporation. Upon closing, Westvaco will acquire 45 percent of Shorewood's Chinese operations for approximately $25 million. Shorewood, a leading non-integrated folding carton company, plans to open its state-of-the-art package printing and package converting facility within 30 days. Shorewood will have day-to-day management responsibility for the new plant and will work closely with Westvaco on marketing programs and new product development.


Environmental Matters

In 1995, the company authorized removal of elemental chlorine from all of its pulp bleaching processes. This important initiative, completed during 1997 at a cost of approximately $110 million, represents a major step already taken by Westvaco in addressing new EPA regulations for the U.S. pulp and paper industry regarding air and water quality. These regulations, known as the Cluster Rule, were published in April 1998. Pulp bleaching costs, which had been estimated to increase significantly, have now been substantially offset through new cost control initiatives. We anticipate additional capital costs to comply with other parts of these new regulations over the next several years to be in the range of $100 million to $150 million which will also increase operating costs in the range of $3 million to $7 million annually. Environmental organizations are challenging certain aspects of the Cluster Rule in the U. S. Court of Appeals. Westvaco and other companies have also joined that litigation as appellants. If the legal challenge by environmental organizations to the regulations is successful, the company could face additional compliance costs of up to $150 million over the next several years.

The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The notices of violation from the Kentucky Division for Air Quality in connection with the company's Wickliffe, KY, carbon plant reported in the Quarterly Reports on Form 10-Q for the periods ended January 31 and April 30, 1998, have been resolved by an Agreed Order (see Legal Proceedings in Part II).


Forward-looking Statements

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of the company, or industry results, to differ materially from those expressed in or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed in or implied by the forward-looking statements include, but are not limited to, competitive pricing for the company's products; changes in raw materials, energy and other costs;impact of Year 2000 issues; fluctuations in demand and changes in production capacities; changes to economic growth in the U.S. and international economies, especially in Asia and Brazil; governmental policies and regulations, including but not limited to those affecting the environment and the tobacco industry; and currency movements.


Item 3. Quantitative And Qualitative Disclosures About Market
        Risk

Not applicable


                 PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        Reference is made to Part II, Other Information, Item 1. Legal Proceedings in Westvaco's Quarterly Reports on Form 10-Q for the quarters ended January 31, 1998, and April 30, 1998 regarding notices of violations from the Kentucky Division for Air Quality in connection with the company's alleged failure to demonstrate compliance with a Prevention of Significant Deterioration permit issued to the company's Wickliffe, KY, carbon plant. Under the terms of an Agreed Order signed April 21, 1998, Westvaco paid a total fine of $212,000 through July 1998. The company will be liable for additional fines of up to $10,000 through January 1999.

Item 5. Other Items
        Pursuant to the corporation's bylaws, proposals which shareholders intend to present at the 1999 Annual Meeting of Shareholders, other than items set forth in the notice of meeting, must be received by the corporation by November 30, 1998.

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


                             WESTVACO CORPORATION
                             (Registrant)



September 14, 1998
                             James E. Stoveken, Jr.
                             Senior Vice President
                             (Principal Financial Officer)