Form 10-K
period 1998-10-31
WESTVACO CORP
filed 1998-12-01
CIK 106498

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998
                    COMMISSION FILE NUMBER 1-3013

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

          Preferred Stock Purchase Rights   New York Stock Exchange
                                            Chicago Stock Exchange
                                            Pacific Stock Exchange
          Sinking Fund Debentures:
           8 1/8%, due 1999-2007            New York Stock Exchange
          10 1/4%, due 1999-2018            New York Stock Exchange

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

At October 31, 1998, the latest practicable date, the number of shares of common stock outstanding and aggregate market value of voting common stock held by nonaffiliates were 100,326,367 and $2,445,455,196, respectively.

                DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1998 (the "1998 Westvaco Annual
Report") are incorporated by reference into Parts I, II and IV of this Form 10-K.

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 23, 1999
("Westvaco's 1999 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.


                              Part I

Item 1. Business

General
Westvaco Corporation, a Delaware Corporation incorporated in 1899 as West Virginia Pulp and Paper Company, is one of the major producers of paper and paperboard in the United States. The company converts paper and paperboard into a variety of end-products, manufactures a variety of specialty chemicals, produces lumber, sells timber from its timberlands and is engaged in land development. In Brazil, it is a major producer of paperboard and corrugated packaging for the markets of that country and also operates a folding carton plant. Westvaco also has a folding carton plant in the Czech Republic. Westvaco exports products from the United States, Brazil and the Czech Republic to other countries throughout the world. The term "Westvaco" or "the company" includes Westvaco Corporation and its consolidated subsidiaries unless otherwise noted.

Business segments
The company's principal business segments are the manufacture of (i) bleached paper, paperboard and packaging products, (ii) unbleached paper, paperboard and packaging products, and (iii) specialty chemicals. Financial information about the company's business segments is contained in Note O to the consolidated financial statements, included in the 1998 Westvaco Annual Report on pages 31 to 32, and is incorporated herein by reference.

Marketing and distribution
The principal markets for Westvaco's products are in the United
States. Sales to customers outside the United States made up approximately 25% of Westvaco's total sales in 1998 (1997-25%, 1996-23%). Substantially all products are sold through the company's own sales force. Westvaco maintains 30 sales offices located throughout the United States and 29 in foreign countries.

Forest resources
The principal raw material used in the manufacture of paper, paperboard and pulp is wood. Westvaco owns 1,465,000 acres of forest land in the United States and southern Brazil (more than 1,000 miles from the Amazon rainforests). Westvaco's Cooperative Forest Management Program, established in the 1950s, provides an additional source of wood fiber from the 1,387,000 acres owned by participating landowners and managed with assistance from Westvaco foresters.

Westvaco's strategy, based on the location of its mills and the composition of surrounding forest land ownership, is to provide a portion of its wood fiber from company-owned land and to rely on private woodland owners and residues from independent solid wood products plants for substantial quantities of wood. During 1998, Westvaco furnished 36% (1997 and 1996-39%) of its wood requirements from company-owned land, and an additional 7% (1997-8%, 1996-7%) was purchased from landowners in the Cooperative Forest Management Program. The remainder was purchased from other private landowners and sawmills by mill wood procurement organizations. The wood procurement system includes 28 pulpwood concentration and processing yards that are strategically located to store and ship wood to the mills as needed. The Cooperative Forest Management Program, private landowners and sawmills continue to provide adequate volumes of timber to meet our external fiber needs. The company has no reason to expect that these sources will be unable to furnish adequate wood supply in the future. Westvaco supplied 97% of the wood for its Brazilian mill from company plantations.

Westvaco forests include plantations, natural stands and fiber farms. The inventory of growing trees, the basis for volume production, has increased steadily over the last decade in spite of a steady rise in the volume of wood harvested. Most of the pine stands harvested are plantations that are regenerated by establishing new pine plantations. Most hardwood stands that are harvested are re-established by planned natural regeneration from seeds and sprouts. Westvaco's hardwood plantation and fiber farm programs are expanding and involve several domestic species. The quantity of wood harvested by Westvaco from its lands in any year is primarily controlled by long-range forest management programs based on integrated wood supply plans.

Patents
Westvaco has obtained a number of foreign and domestic patents as a result of its research and product development efforts. Westvaco is the owner of many registered trademarks for its products. Although in the aggregate, its patents and trademarks are of material importance to Westvaco's business, the loss of any one or any related group of such intellectual property rights would not have a material adverse effect on the business of the company.

Dependence upon a single customer
Westvaco's largest single customer is Philip Morris Companies, Inc., a global consumer products company, which purchases packaging materials from the bleached segment.

Competition
Westvaco competes in domestic and foreign markets which are very competitive. Westvaco's strategy is to develop distinctive and innovative products and services for its customers in the United States and world markets. There are many large, well established and highly competitive sellers competing in these markets as well. The company competes principally through quality, value-added products and services, customer service, innovation, technology, product design and price. The company's business is affected by a range of macroeconomic conditions, such as industry capacity, economic growth in the U.S. and abroad, and currency exchange rates.

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

In 1998, the company incurred $45.1 million (1997-$42.9 million, 1996-$38.3 million) of research and development costs. Substantially all of the research projects are company sponsored. Approximately 239 scientists were employed in research and development activities.

Environmental protection
Westvaco is subject to federal and state environmental laws and regulations in all jurisdictions in which it has operating facilities. Compliance with these requirements involves the diversion of capital from production facilities and increases operating costs. In the opinion of Westvaco's management, environmental protection requirements are not likely to adversely affect the company's competitive industry position since other domestic companies are subject to similar requirements. In 1995, the company authorized removal of elemental chlorine from all of its pulp bleaching processes. This important initiative, completed during 1997 at a cost of approximately $110 million, represents a major step by Westvaco in addressing subsequent EPA regulations for the U.S. pulp and paper industry regarding air and water quality. These regulations, known as the Cluster Rule, were published in April 1998.
The company anticipates additional capital costs to comply with other parts of these new regulations over the next several years to be in the range of $100 million to $150 million, which will also increase operating costs in the range of $3 million to $7 million annually. Environmental organizations are challenging the EPA regarding certain aspects of the Cluster Rule in the U. S. Court of Appeals. Westvaco and other companies are participating in that litigation. If the legal challenge by environmental organizations to the regulations is successful, the company could face additional compliance costs of up to $150 million over the next several years. See Part I, Item 3, "Legal Proceedings," "Other Matters."

Employees
At October 31, 1998, Westvaco employed approximately 13,070 persons, of whom 6,220 domestic employees are represented by various labor unions under collective bargaining agreements. Approximately 2,070 employees of Rigesa, Ltda. ("Rigesa"), Westvaco's Brazilian subsidiary, are represented under collective bargaining arrangements. Westvaco believes its labor relations are good.

International operations
In Brazil, Rigesa operates a paperboard mill, a corrugated box plant and a consumer packaging plant in Valinhos, State of Sao Paulo; a paperboard mill in Tres Barras, State of Santa Catarina; and corrugated box plants in Blumenau, State of Santa Catarina; Manaus, State of Amazonia; and Pacajus, State of Ceara. Rigesa is one of the few paper companies in Brazil which is integrated from the forests to the markets. This fact, combined with technology drawn from Westvaco's U.S. experience, has provided Rigesa with a history of high-quality products and strong growth. Rigesa accounted for approximately 20% of unbleached segment operating profit in 1998. The international economic crisis has adversely impacted economic growth in Brazil and negatively impacted the operating results of Rigesa.

Westvaco's Czech Republic subsidiary, Westvaco Svitavy, spol. s r.o. ("Svitavy"), operates a consumer packaging plant in that country. Svitavy supplies consumer packaging to the markets of Eastern, Central and Western Europe. The packaging is made primarily from distinctive paper and paperboard produced by Westvaco in the United States.

In October 1998, the company entered into a contract to acquire a 45% interest in a new consumer packaging business with a plant in Guangzhou, China. The plant is owned by a subsidiary of Shorewood Packaging Corporation. The transaction, subject to closing conditions, is expected to be completed during the first quarter of fiscal 1999.

Export sales from Westvaco's U.S. operations made up approximately 17% of Westvaco's 1998 sales (1997-16%, 1996-15%). Sales of our foreign operating subsidiaries, including exports, were 8% of Westvaco's total sales (1997-9%, 1996-8%). For information concerning the income of Westvaco's foreign subsidiaries for the three years ended October 31, 1998, and the assets for the two years then ended, see Note J to the consolidated financial statements, incorporated by reference in Part II of this report. While there are risks inherent in foreign investments, Westvaco does not believe at this time that such risks are material to its overall business prospects.


Item 2.  Properties

The location of Westvaco's production facilities and their principal products in each business segment as of October 31, 1998, were as follows:

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

Unbleached paper, paperboard and packaging products
        Location                                 Product
  North Charleston, South Carolina     Saturating kraft, containerboard and
                                         folding carton stock
  Tres Barras, Santa Catarina, Brazil  Containerboard and kraft papers
  Valinhos, Sao Paulo, Brazil          Corrugating medium (principally
                                         from recycled papers)
  Blumenau, Santa Catarina, Brazil     Corrugated boxes
  Manaus, Amazonia, Brazil             Corrugated boxes
  Pacajus, Ceara, Brazil               Corrugated boxes
  Valinhos, Sao Paulo, Brazil          Corrugated boxes
  Cameron, South Carolina              Building products
  Summerville, South Carolina          Building products

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

The approximate annual productive capacity is 3,148,000 tons for the paper and paperboard mills and 756,000 tons for the converting plants. The 1998 production from these facilities was 3,028,000 and 547,000 tons, respectively. The mills supplied 72% of the paper and paperboard needs of the converting plants. The annual productive capacity for the chemical plants is 459,000 tons. In 1998, 390,000 tons of specialty chemicals were produced.

Leases
See Note H to the consolidated financial statements, incorporated by reference in Part II of this report, for financial data on leases. Substantially all of the leases of production facilities contain options to purchase or renew for future periods.

Forest resources
Westvaco owns 1,465,000 acres of forest land. There are 1,098,000 acres in the South and Middle Atlantic United States, 248,000 acres in the Central United States and 119,000 acres in southern Brazil.

Other information
Certain Westvaco facilities are owned, in whole or in part, by municipal or other public authorities pursuant to standard industrial revenue bond financing arrangements and are accounted for as property owned by Westvaco. Westvaco holds options under which it may purchase each of these facilities from such authorities by paying a nominal purchase price and assuming the indebtedness owing on the industrial revenue bonds at the time of the purchase.

The company owns in fee all of the mills, plants and timberlands listed in Item 2, except leased facilities and those described above.

Westvaco's mills, plants and related machinery and equipment are considered by the company to be well maintained and in good operating condition.


Item 3. Legal proceedings

The company is involved in contractual disputes, administrative and legal proceedings and investigations of various types, generally incidental to its business. In addition, the company is currently named as a potentially responsible party with respect to the cleanup of several hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has, as of October 31, 1998, accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. In addition, the company is involved in the remediation of certain other than CERCLA sites and has accrued $8.5 million for remediation of these sites. The company periodically reviews the status of the hazardous waste sites and adjusts its accrual as appropriate. As of October 31, 1998, Westvaco has paid civil penalties totaling $216,000 in connection with the company's alleged failure to demonstrate compliance with a Prevention of Significant Deterioration permit issued to the company's Wickliffe, KY, carbon plant. As disclosed in Westvaco's Form 10-Q for the quarter ended July 31, 1998, the company executed an Agreed Order with respect to this matter on April 21, 1998. Westvaco is awaiting the issuance of an amended permit. Until such permit is issued, the company remains liable for additional fines which are not to exceed a total of $8,000.

Other matters
Within the last year, the company has received extensive information requests from EPA concerning its mill in Luke, MD. Other companies in the pulp and paper industry have received similar requests. EPA has advised that their inquiry relates to whether the mill obtained proper permits under New Source Review requirements governing expansion and new projects in the context of numerous capital projects undertaken since 1979. The company has provided voluminous information to EPA and continues to gather additional information to complete its response.

While any litigation, proceeding or investigation has an element of uncertainty, the company does not believe that the outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on its consolidated financial position, liquidity or long-term results of operations. In any given quarter or quarters, however, it is possible such proceedings or matters could have a material effect on results of operations.


Item 4.  Submission of matters to a vote of security holders

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended October 31, 1998.

Executive officers of the registrant

The following table sets forth certain information concerning the executive officers of Westvaco Corporation:


                                                          Year in which
                                                        service in present
Name                        Age  Present position         position began

John A. Luke, Jr.*          50   Chairman,                      1996
                                 President and
                                 Chief Executive Officer        1992
Rudolph G. Johnstone, Jr.*  62   Executive Vice
                                 President                      1995
Richard N. Burton           50   Senior Vice President          1998
Philip H. Emery, Jr.        64   Senior Vice President          1995
Jack A. Hammond             60   Senior Vice President          1992
David E. McIntyre           58   Senior Vice President          1998
James E. Stoveken, Jr.      59   Senior Vice President          1996
Brantley D. Thomas, Jr.     65   Senior Vice President          1987
Samuel L. Torrence          58   Senior Vice President          1996
R. Scott Wallinger          59   Senior Vice President          1987
Wendell L. Willkie, II      47   Senior Vice President
                                 and General Counsel            1996
William S. Beaver           47   Vice President                 1996
                                 and Treasurer                  1987
John W. Hetherington        60   Vice President,                1987
                                 Assistant General Counsel
                                 and Secretary                  1978
Ned W. Massee               48   Vice President                 1991
John E. Banu                51   Comptroller                    1995

*  Director of Westvaco

Westvaco's officers are elected by the Board of Directors annually for one-year terms. Westvaco's executive officers have served in their present capacities for the past five years or longer with the following exceptions:

Rudolph G. Johnstone, Jr., Senior Vice President, 1990-1995; Richard N. Burton, Vice President, 1994-1998, Director of Virginia's Department of Environmental Quality, 1993-1994; Philip H. Emery, Jr., Vice President, 1987-1995; David E. McIntyre, Vice President, 1996-1998, an Officer of Bowater Incorporated, 1986-1995; James E. Stoveken, Jr., Vice President, 1986-1996, Comptroller, 1979-1995; Samuel L. Torrence, Vice President, 1991-1996; Wendell L. Willkie, II, Vice President and Associate General Counsel, 1995-1996, served as a Fellow in legal policy and international trade at the American Enterprise Institute, 1993-1995; John E. Banu, Assistant Comptroller, 1980-1995.

Information required by Item 405 of Regulation S-K will be included in Westvaco's 1999 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1999, and is incorporated herein by reference.


Part II

Item 5. Market for the registrant's common stock and related security holder matters

(a) Market and price range of common stock
    The company's common stock is traded on the New York, Chicago and Pacific Stock Exchanges under the symbol W. The New York
    Stock Exchange is the principal market on which the common stock is traded.

    The quarterly price range of common stock for 1998 and 1997 is included on the inside front cover of the 1998 Westvaco Annual Report under the caption "Quarterly stock price ranges," and is incorporated herein by reference.

(b) Approximate number of common shareholders
    At October 31, 1998, the number of shareholders of record of Westvaco common stock was approximately 7,790. In addition, there were 12,350 current or former employees of the company who were Westvaco shareholders by virtue of their participation in the company's savings and investment plans.

(c) Dividends
    The company's record of uninterrupted quarterly cash dividends extends 103 years. Information concerning quarterly dividends per share for 1998 and 1997 is included on the inside front cover of the 1998 Westvaco Annual Report under the caption "Quarterly dividends per share," and is incorporated herein by reference. There were no restrictions on dividends at October 31, 1998.


Item 6.  Selected financial data

Information required by this item is included on page 35 of the 1998 Westvaco Annual Report under the caption "Eleven-year comparison," and is incorporated herein by reference.


Item 7. Management's discussion and analysis of financial condition and results of operations

Information required by this item is included on pages 14-20 of the 1998 Westvaco Annual Report under the captions "Analysis of operations," "Fiscal year 1997," "Fiscal year 1996," "Liquidity and capital resources," "Year 2000" and "Forward-looking statements" and is incorporated herein by reference.


Item 7A.  Quantitative and qualitative disclosures about market risk

Not applicable.


Item 8.  Financial statements and supplementary data

Information required by this item is included on pages 21-34 of the 1998 Westvaco Annual Report under the captions "Consolidated statement of income," "Consolidated balance sheet," "Consolidated statement of cash flows," "Notes to financial statements" and "Report of independent accountants" and is incorporated herein by reference.


Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

Not applicable.


                             Part III

Item 10.  Directors and executive officers of the registrant

Information required by this item for the company's directors will be contained in Westvaco's 1999 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1999, and is incorporated herein by reference. Information required by this item for the company's executive officers is contained in Part I of this report under the caption "Executive officers of the registrant."


Item 11.  Executive compensation

Information required by this item will be contained in Westvaco's
1999 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1999, and is incorporated herein by reference.


Item 12.  Security ownership of certain beneficial owners and management

Information required by this item will be contained in Westvaco's
1999 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1999, and is incorporated herein by reference.


Item 13.  Certain relationships and related transactions

Information required by this item will be contained in Westvaco's
1999 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 29, 1999, and is incorporated herein by reference.


                             Part IV

Item 14.  Exhibits, financial statement schedules and reports on Form  8-K

(a) Documents filed as part of this report:

    1. Consolidated financial statements

       The consolidated financial statements of Westvaco Corporation and consolidated subsidiaries listed below are incorporated herein by reference to the following pages of the 1998
       Westvaco Annual Report:
                                                                    Page
                                                                    ----
       Consolidated statement of income for fiscal years
        ended October 31, 1998, 1997 and 1996                        21

       Consolidated balance sheet at October 31, 1998 and 1997       22

       Consolidated statement of cash flows for fiscal years
        ended October 31, 1998, 1997 and 1996                        23

       Notes to financial statements                               24-33

       Report of independent accountants                             34

    2. Consolidated financial statement schedules

       All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes thereto contained in the 1998 Westvaco Annual Report and incorporated herein by reference.

    3. Exhibits

       3.i Restated Certificate of Incorporation, previously filed as Exhibit 3(i) to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997, incorporated herein by reference.

       3.ii  Bylaws of Westvaco Corporation, previously filed as
             Exhibit 3a to the company's Quarterly Report on Form 10-Q/A for the third quarter ended July 31, 1996, File No. 1-3013, and incorporated herein by reference.

       4.a   Credit Agreement dated June 21, 1993, as amended
             September 19, 1997, previously filed as Exhibit 4(a) to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997, incorporated herein by reference.

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

       4.d Rights Agreement dated as of September 23, 1997 between Westvaco Corporation and The Bank of New York, previously filed as Exhibit 1 to the company's Form 8-A dated
             October 31, 1997, File No. 1-3013, incorporated herein by reference.

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

       10.j Form of Indemnification Contract between the company and each of its officers and directors as listed in the Westvaco Corporation 1998 Annual Report to Shareholders, incorporated herein by reference.

       13 The inside front cover and pages 14 through 35 of the Westvaco Corporation 1998 Annual Report to Shareholders. Except for the information that is expressly incorporated by reference, the Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

       21    Subsidiaries of the registrant.

       23    Consent of independent accountants.

       27    Financial data schedule.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the fiscal quarter ended October 31,1998.


Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WESTVACO CORPORATION
                                     (Registrant)

November 24, 1998                    By   ____________________________
                                          John A. Luke, Jr.
                                          Chairman, President and Chief
                                          Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                  Title                      Date
    ---------                  -----                      ----

    John A. Luke, Jr.          Chairman, President,
                               Chief Executive Officer
                               and Director               November 24, 1998

    Rudolph G. Johnstone, Jr.  Executive Vice President
                               and Director               November 24, 1998

    James E. Stoveken, Jr.     Senior Vice President      November 24, 1998
                               (Principal Financial Officer)

    John E. Banu               Comptroller                November 24, 1998
                               (Principal Accounting Officer)

    Samuel W. Bodman III       Director                   November 24, 1998

    W. L. Lyons Brown, Jr.     Director                   November 24, 1998

    Michael E. Campbell        Director                   November 24, 1998

    Dr. Thomas W. Cole, Jr.    Director                   November 24, 1998

    Douglas S. Luke            Director                   November 24, 1998

    William R. Miller          Director                   November 24, 1998

    Jane L. Warner             Director                   November 24, 1998

    Richard A. Zimmerman       Director                   November 24, 1998