Form 10-Q
period 1999-01-31
WESTVACO CORP
filed 1999-03-17
CIK 106498

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended January 31, 1999

                                    OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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




At January 31, 1999, the latest practicable date, there were 100,176,445 shares outstanding of Common Stock, $5 par value.


                           WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies


                            INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
     Consolidated Statement of Income for the three months ended January 31, 1999 and 1998

     Consolidated Balance Sheet as of January 31, 1999
     and October 31, 1998

     Consolidated Statement of Cash Flows for the three months ended January 31, 1999 and 1998

     Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURE



                          WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies

                     PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                   CONSOLIDATED STATEMENT OF INCOME
                              [Unaudited]



In thousands, except per share data

                                                       Three Months Ended
                                                           January 31
                                                       1999          1998

Sales                                             $ 650,715     $ 702,113
Other income (expense)                                8,705         4,260
                                                    659,420       706,373

Cost of products sold (excluding
depreciation shown below)                           464,360       501,290
Selling, research and administrative expenses        55,006        57,307
Depreciation and amortization                        69,331        69,500
Interest expense                                     30,601        27,460
                                                    619,298       655,557

Income before taxes                                  40,122        50,816

Income taxes                                         14,900        18,300

Net income                                        $  25,222     $  32,516


Net income per share:
Basic                                                  $.25          $.32
Diluted                                                $.25          $.32

Shares used to compute net income per share:
Basic                                               100,261       101,691
Diluted                                             100,468       102,419


Cash dividends per share of common stock               $.22          $.22



The accompanying notes are an integral part of these financial statements.


                    CONSOLIDATED BALANCE SHEET


In thousands
                                                 January 31    October 31
                                                       1999          1998

                                                 [Unaudited]
ASSETS
Cash and marketable securities                  $    94,786   $   105,050
Receivables                                         260,257       286,423
Inventories                                         300,548       285,783
Prepaid expenses                                     68,901        61,936
    Current assets                                  724,492       739,192

Plant and timberlands:
  Machinery                                       5,056,901     5,079,177
  Buildings                                         659,437       655,020
  Other property, including plant land              221,697       224,229
                                                  5,938,035     5,958,426
  Less: accumulated depreciation                  2,647,992     2,634,702
                                                  3,290,043     3,323,724
  Timberlands - net                                 258,775       273,975
  Construction in progress                          159,456       204,732
                                                  3,708,274     3,802,431

Other assets                                        486,572       467,045
                                                $ 4,919,338   $ 5,008,668

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses           $   313,908   $   346,552
Notes payable and current maturities of
  long-term obligations                             134,523        99,072
Income taxes                                         23,339        21,501
    Current liabilities                             471,770       467,125

Long-term obligations                             1,522,257     1,526,343
Deferred income taxes                               775,205       768,752
Shareholders' equity:
  Common stock, $5 par, at stated value
   shares authorized: 300,000,000
   shares issued: 103,170,667
   (1998-103,170,667)                               764,811       764,574
  Retained income                                 1,590,969     1,588,932
  Cumulative translation adjustment                (128,059)      (32,167)
  Common stock in treasury, at cost
   shares held: 2,994,222 (1998-2,844,300)          (77,615)      (74,891)
                                                  2,150,106     2,246,448
                                                $ 4,919,338   $ 5,008,668




The accompanying notes are an integral part of these financial statements.


               CONSOLIDATED STATEMENT OF CASH FLOWS
                            [Unaudited]

In thousands
                                                       Three Months Ended
                                                            January 31
                                                       1999          1998
Cash flows from operating activities:
  Net income                                      $  25,222     $  32,516
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for depreciation and amortization      69,331        69,500
    Provision for deferred income taxes              10,801        10,845
    (Gains) losses on sales of plant and
     timberlands                                     (5,880)          (45)
    Pension credits and other employee benefits     (18,187)       (9,665)
    Foreign currency translation (gains) losses        (122)          336
  Changes in assets and liabilities:
   (Increase) decrease in receivables                16,975        10,301
   (Increase) decrease in inventories               (24,550)      (18,208)
   (Increase) decrease in prepaid expenses          (10,662)       (6,097)
   (Decrease) increase in accounts payable
      and accrued expenses                          (15,552)       (9,114)
   (Decrease) increase in income taxes payable        3,731         3,371
  Other, net                                          2,834         1,393
      Net cash provided by operating activities      53,941        85,133

Cash flows from investing activities:
  Additions to plant and timberlands                (64,169)     (112,280)
  Proceeds from sales of plant and timberlands        8,734           605
  Other, net                                            (92)          147
      Net cash used in investing activities         (55,527)     (111,528)

Cash flows from financing activities:
  Proceeds from issuance of common stock              1,298           859
  Proceeds from issuance of debt                    278,251         7,242
  Treasury stock purchases                           (5,152)      (15,754)
  Dividends paid                                    (22,056)      (22,420)
  Repayment of notes payable and long-term
    obligations                                    (241,104)       (4,218)
      Net cash (used in) provided by financing
      activities                                     11,237       (34,291)

Effect of exchange rate changes on cash             (19,915)         (935)

  Increase (decrease) in cash and marketable
  securities                                        (10,264)      (61,621)

Cash and marketable securities:
  At beginning of period                            105,050       175,354
  At end of period                                $  94,786     $ 113,733






The accompanying notes are an integral part of these financial statements.




                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              [Unaudited]


1.  Statement of Information Furnished
The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the interim periods presented. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 1998 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the company's 1998 Annual Report on Form 10-K.

2.  Current Assets
Marketable securities of $32,992,000 ($12,032,000 at October 31, 1998) are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:


                                                 January 31    October 31
              In thousands                             1999          1998

              Raw materials                       $  53,690     $  55,580
              Production materials, stores
                and supplies                         66,987        74,338
              Finished and in process goods         179,871       155,865
                    Total                         $ 300,548     $ 285,783

3.  Foreign Operations
Results of unbleached operations for Rigesa, Ltda., our Brazilian subsidiary, were as follows:
                                                       Three Months Ended
In thousands                                               January 31
                                                       1999          1998
Sales                                              $ 39,531      $ 43,048
Net income                                         $  3,108      $  5,579

Rigesa's results for the first quarter of 1999 were negatively affected by decreases in price and product mix of 24.0%, including the effect of the devaluation of the Brazilian real, both partially offset by an increase in volume of 15.8%.


4.  Net Income Per Common Share
Basic earnings per share for all the periods presented have been calculated using the weighted average shares outstanding. In computing diluted earnings per share, incremental shares issuable upon the assumed exercise of stock options have been added to the weighted average shares outstanding.


5.  Comprehensive Income
Effective November 1, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from nonowner sources. Comprehensive income for the periods presented below included foreign cumulative translation adjustments associated with the company's Brazilian and Czech Republic operations. There was no tax expense or tax benefit associated with the foreign currency translation items. Comprehensive income (loss) for the first quarter ended January 31, 1999 and 1998, was $(70.7) million and $10.5 million, respectively.


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                         [Unaudited]

Business Segment Information
                                                       Three Months Ended
                                                           January 31
                                                       1999          1998
In millions

Sales
Bleached                                            $ 442.6       $ 478.7
Unbleached                                            135.4         146.8
Chemicals                                              74.2          79.3
Corporate and other items                              (1.5)         (2.7)
  Consolidated sales                                $ 650.7       $ 702.1

Operating profit
Bleached                                            $  61.3       $  66.6
Unbleached                                             17.3          22.2
Chemicals                                              17.5          16.2
Corporate and other items                             (56.0)        (54.2)
  Consolidated income before taxes                  $  40.1       $  50.8

Results of Operations
Overall, the results of the first quarter of 1999 reflect the challenging market conditions affecting the entire U.S. paper industry resulting from weak global demand and increased capacity for a variety of industry products on the part of foreign competitors. Sales of $650.7 million for the 1999 first quarter were down 7.3% from the 1998 first quarter reflecting a 4.9% percent decline in price and product mix, and a 2.4% decline in volume. Net income from operations for the first quarter ended January 31, 1999 was $ 25.2 million or $.25 per share (basic and diluted), compared to $32.5 million or $.32 per share (basic and diluted) for the 1998 period and included a gain of approximately $4 million, or $.04 per share, from the sales of nonstrategic timberlands. Coated paper markets in particular have experienced the effects of increased imports which, along with exchange rate disadvantages, have caused prices for certain coated paper grades to have fallen approximately
8% from prior year levels. Export sales from the United States were down 15% compared to the first quarter of 1998, principally in bleached paperboard and certain chemical products, and accounted for approximately 15% of the company's first quarter sales. Total sales outside of the United States, including sales of our foreign operating subsidiaries, decreased 14% from the prior year period, and accounted for approximately 22% of consolidated sales. Gross profit margin for the first quarter of 1999 was 18% compared with 19% for the prior year period due principally to price and volume decreases which were only partially offset by the benefits of our cost reduction program. First quarter 1999 operating expenses also benefited from an increase in the non-cash pension credits of $6.4 million, reflecting cumulative favorable investment returns on pension plan assets.

Bleached
Bleached segment sales for the first quarter decreased 7.6% from the comparable 1998 quarter due to a decrease in price and product mix of 4.3% and a 3.3% decrease in unit volume. Bleached segment operating profit was down 8% in the first quarter ended January 31, 1999 compared to the same 1998 period principally due to lower prices for certain coated paper grades. Despite a decline in sales volume influenced by very soft international demand, our bleached board business reflected improved operating income as a result of enhanced product mix and stringent cost management. Our Envelope Division recovered from a strike last winter, and its sales and profits have now returned to pre-strike levels. The company's consumer packaging business declined primarily as a result of lower volume of shipments, due to continuing softness in tobacco markets. During the first quarter of 1999, approximately 21% of bleached segment sales were made to the tobacco industry for packaging tobacco products compared to approximately 24% for the 1998 comparable period. Approximately 13% (1998 -15%) of the segment sales were exported or used to produce products for export with the remaining
8% (1998-9%) made for the domestic tobacco industry for sale in the United States. The current legal, regulatory and legislative pressures on the tobacco industry may have an adverse effect on bleached segment profitability. While we would expect to compensate for such an adverse effect by continuing growth in other consumer product markets, these alternatives may not, in the short run, fully offset any decline in profitability related to sales to the tobacco industry.

Unbleached
Sales for the unbleached segment decreased 7.7% compared to the 1998 first quarter due to a decrease in price and product mix of 8.2%, partially offset by an increase in unit volume. Operating profit for the unbleached segment decreased to $17.3 million from the 1998 first quarter profit of $22.2 million, reflecting a sharp year-over-year decline in linerboard prices driven by soft global demand. In addition, the economic slowdown in Brazil continued to affect results at Rigesa, despite higher shipment volume and improved product mix. Rigesa's unbleached operation accounted for approximately 17% of segment operating profit in the first quarter of 1999, compared to approximately 18% for the 1998 comparable period.

Chemicals
Sales for the chemicals segment decreased 6.4% from the 1998 first quarter primarily due to a decrease in price and product mix of 3.8% and a decrease in volume of 2.6% due to market weakness in several domestic product segments and weak global demand. The 1999 first quarter operating profit for the chemicals segment increased 7.8% to $17.5 million from the prior year period benefitting from enhanced productivity at our activated carbon plants at Covington, VA, and Wickliffe, KY.

Other Items
The effective tax rate for the first quarter of fiscal 1999 was 37.1%, compared to 36.0% for the same period in the prior year. This increase was due principally to the favorable fiscal 1998 settlement of an IRS audit of prior tax years, and a higher foreign effective tax rate in fiscal 1999.

Liquidity And Capital Resources
At January 31, 1999 the ratio of current assets to current liabilities was 1.5 compared to 1.6 at October 31, 1998. Cash and marketable securities decreased in the first quarter as cash used for investing activities exceeded cash flows from operations and due to the effect of exchange rate changes as a result of the devaluation of the Brazilian real. Cash flows from operations totaled $53.9 million for the three months ended January 31, 1999, compared to $85.1 million for the comparable 1998 period. Overall inventories were up from the October 1998 level. Finished goods inventories have increased since October, reflecting increased competition in several of our major business areas. During the first quarter, the company took downtime of approximately 22,000 tons of paper and board to more closely match production and shipments during this seasonally slower period and following industry additions to capacity in certain sectors. Cash expenditures for capital investments totaled $64.2 million for the first quarter of 1999, compared to $112.3 million for the comparable 1998 period. This planned lower level of capital spending follows the completion of several important initiatives that added significant support to our long-term strategy. At January 31, 1999, the amounts committed to complete all authorized capital projects were approximately $208 million. Total capital expenditures are expected to approximate $275 million in 1999, primarily in support of the company's current production levels. The company may from time to time use outside sources as needed to finance future capital investments, as it has in the past. The company maintains a $500 million revolving credit agreement and there was no borrowing under this arrangement during the current period. The ratio of debt to total capital employed was 34% at January 31, 1999, and October 31, 1998.


Year 2000
Westvaco has implemented a structured program encompassing both information and noninformation technology systems to identify and eliminate all Year 2000 problems. Domestically and abroad, the program consists of six phases (inventory, assessment of business criticality, technical assessment of potential Year 2000 failures, remediation, testing and contingency planning) and includes a review of all computer hardware and software, whether used directly to support business and manufacturing processes or embedded in components of machinery and other equipment. The first two phases have been completed as planned. As of January 31, 1999, nearly 100% of business systems and 98% of process control systems components have been assessed for possible Year 2000 failures. The remaining phases are planned, staffed and scheduled to be completed by June 30, 1999.

As of January 31, 1999, about 95% of business systems and 68% of process control systems components requiring remediation have been remediated. Approximately 93% of business systems and 61% of process control systems components scheduled for testing have been tested. Originally scheduled for completion by December 31, 1998, and rescheduled for completion by January 31, 1999, remediation and testing of business systems are presently projected to be completed by April 30, 1999. Remediation and testing of process control systems, originally scheduled for completion by April 30, 1999, will now be delayed in part until May 31, 1999, so that this work may be coordinated with other required equipment outages. Remediation and testing of business systems is generally closer to completion than that for process control systems as the latter are more heavily reliant for assessment and remediation upon the manufacturers of the company's major process control equipment. Despite the revisions in schedule, the company remains confident it will meet its ultimate target date of June 30, 1999.

Westvaco has contacted all vendors whose noncompliance, either individually or cumulatively, could materially impact the company's business. As of January 31, 1999, 65% of vendors contacted have responded, substantially all indicating they have addressed or expect to address their Year 2000 issues in a timely manner. The company continues to follow up with vendors yet to respond satisfactorily or at all to its inquiries. Separately, the company also is actively seeking information and assurances of a more technical nature from certain vendors regarding the compliance status of specific equipment. The Year 2000 disclosures of customers having similar significance to the company's business are reviewed on an ongoing basis. Westvaco cannot provide assurance that the Year 2000 compliance plans of its vendors and customers, particularly those in international markets, will be successfully completed in a timely manner.

Program costs continue to be estimated to be between $9 and $12 million. This estimate includes internal costs (i.e., related payroll and required downtime) and external costs (i.e., hiring outside consultants to assist in compliance efforts). Program costs do not include the cost of major new business system implementations scheduled prior to the company's specific Year 2000 compliance efforts described herein and completed during the last two years. Estimated costs would have been substantially greater but for the fact that recent modernization of many of the company's business systems involved the replacement of software with new software that is Year 2000 compliant at a cost of approximately $30 million. As of January 31, 1999, approximately $5 million in program costs have been funded by operating cash flows and expensed as incurred except for newly installed systems which were capitalized in accordance with the company's accounting policies. Although such costs may be significant to the company's results of operations in one or more fiscal quarters, Westvaco does not expect a material adverse impact on its long-term results of operations, liquidity or financial position. Cost estimates may be refined as technical assessment, remediation and testing continue and as compliance status information becomes available from third-party business partners.

If Westvaco were not taking any of the remedial steps detailed above, Year 2000 issues would possibly cause significant technological problems for the company, disrupting business and resulting in a decline in earnings. At this time, however, management does not believe that this will happen.

The most reasonably likely worst case scenario should Westvaco, its customers or vendors be unable to adequately resolve Year 2000 issues, would include a temporary slowdown or abrupt stoppage of operations at one or more of the company's facilities due to the failure of one or more critical process control elements or business systems. Such failures could result in interruptions in manufacturing, safety and/or environmental systems; and/or a temporary inability to receive raw materials, ship finished products and process orders and invoices.

Although management does not believe that this will happen, if such or similar scenarios were to occur, they could, depending on their duration, have a material impact on the company's results of operations and financial position. Such theoretical consequences are of a kind and magnitude generally shared with other manufacturing companies. Assuming the successful completion of its Year 2000 program in a timely manner, the company expects that any Year 2000 disruptions which occur, should there be any, will be minor and not material to its business.

The company is in the early stages of contingency planning for possible business and process control system failures. Program managers are undertaking detailed analysis concerning progress assessment and priority resource allocation to ensure that this work is completed by the ultimate target date. Contingency plans will, as appropriate, include the identification of alternate suppliers, vendors and service providers; the accumulation of inventory; the identification of manual alternatives and the arranging for rapid access to qualified vendor technical support. As developed, contingency plans will continue to be reassessed and refined as additional information becomes available.

Estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events.


Accounting changes: In 1999, the company is adopting two new accounting standards issued by the Financial Accounting Standards
Board: Statement of Financial Accounting Standards (SFAS) 130, Reporting Comprehensive Income, and SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Also, the company is required to adopt a new accounting standard in fiscal year 2000, SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The company does not believe that the adoption of these statements will have a material effect on the results of operations.

Environmental Matters
In 1995, the company authorized removal of elemental chlorine from all of its pulp bleaching processes. This important initiative, completed during 1997 at a cost of approximately $110 million, represents a major step by Westvaco in addressing subsequent EPA regulations for the U.S. pulp and paper industry regarding air and water quality. These regulations, known as the Cluster Rule, were published in the Federal Register in April 1998. The company anticipates additional capital costs to comply with other parts of these new regulations over the next several years to be in the range of $100 million to $150 million which will also increase operating costs in the range of $3 million to $7 million annually. Environmental organizations are challenging the EPA regarding certain aspects of the Cluster Rule in the U. S. Court of Appeals. Westvaco and other companies are participating in that litigation. If the legal challenge by environmental organizations to the regulations is successful, the company could face additional compliance costs of up to $150 million over the next several years.

The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. In addition, the company is involved in the remediation of certain other than CERCLA sites and has accrued approximately $9 million for remediation of these sites.

Forward-looking statements
Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of the company, or industry results, to differ materially from those expressed in or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed in or implied by the forward-looking statements include, but are not limited to, competitive pricing for the company's products; changes in raw materials, energy and other costs; impact of Year 2000 issues; fluctuations in demand and changes in production capacities; changes to economic growth in the U.S. and international economies, especially in Asia and Brazil; governmental policies and regulations, including but not limited to those affecting the environment and the tobacco industry; and currency movements.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable



                    PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of Westvaco Corporation was held on February 23, 1999.

(b) The directors named in the Proxy Statement were elected to three-year terms expiring in 2002, with the following results:

                                          Shares        Shares
                                         Voted For     Withheld

        W. L. Lyons Brown, Jr.           87,199,356    6,967,236

        Michael E. Campbell              87,197,780    6,968,812

        John A. Luke, Jr.                87,196,021    6,970,571

        William R. Miller                87,197,709    6,968,883

        Directors whose terms of office continue: David L. Hopkins, Jr., Douglas S. Luke, Jane L. Warner, Richard A. Zimmerman, Samuel W. Bodman III, Dr. Thomas W. Cole, Jr. and Rudolph G. Johnstone, Jr.

(c) The appointment of PricewaterhouseCoopers LLP as independent accountants was ratified by a vote of 93,632,383 shares in favor, 228,873 shares in opposition and 305,336 shares abstained.

(d) The approval of the 1999 Salaried Employee Stock Incentive was ratified by a vote of 83,221,589 shares in favor, 10,001,024 shares in opposition and 943,979 shares abstained.




Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:
        10(a). Employment Agreement dated as of January 25, 1999, by and between Westvaco Corporation and John A. Luke, Jr.

        10(b). Employment Agreement dated as of January 26, 1999, by and between Westvaco Corporation and Rudolph G. Johnstone, Jr.

        10(c). Employment Agreement dated as of January 29, 1999, by and between Westvaco Corporation and Philip H. Emery, Jr.

        10(d). Employment Agreement dated as of January 25, 1999, by and between Westvaco Corporation and Jack A. Hammond.

        10(e). Employment Agreement dated as of January 27, 1999, by and between Westvaco Corporation and R. Scott Wallinger.

        10(f). Form of Employment Agreement by and between Westvaco
               Corporation and certain individual officers of the company dated January 1999.

        10(g). Form of Employment Agreement by and between Westvaco
               Corporation and certain individual officers of the company dated January 1999.

        27.    Financial data schedule


(b)     Reports on Form 8-K:

        None



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                               WESTVACO CORPORATION
                               (Registrant)


March 17, 1999                 /s/ Helen Murphy
                               Helen Murphy
                               Senior Vice President
                               (Principal Financial Officer)