Form 10-Q
period 1999-04-30
WESTVACO CORP
filed 1999-06-14
CIK 106498

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the second quarter ended April 30, 1999

                                OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________to _________________

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



At April 30, 1999, the latest practicable date, there were 100,172,609 shares outstanding of Common Stock, $5 par value.




                       WESTVACO CORPORATION
               and Consolidated Subsidiary Companies



                        INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
   Consolidated Statement of Income for the three months and six months ended April 30, 1999 and 1998

   Consolidated Balance Sheet as of April 30, 1999
   and October 31, 1998

   Consolidated Statement of Cash Flows for the six months ended April 30, 1999 and 1998

   Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES




                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                 CONSOLIDATED STATEMENT OF INCOME

                            [Unaudited]


In thousands, except per share data

                               Three Months Ended         Six Months Ended
                                    April 30                   April 30
                                   1999      1998         1999        1998

Sales                          $679,481  $724,187   $1,330,196  $1,426,300
Other income (expense)            4,611     4,522       13,316       8,782
                                684,092   728,709    1,343,512   1,435,082

Cost of products sold (excludes
 depreciation shown below)      485,836   517,854      950,196   1,019,144
Selling, research and
 administrative expenses         56,232    60,218      111,238     117,525
Depreciation and amortization    68,786    69,678      138,117     139,178
Interest expense                 30,843    27,553       61,444      55,013

                                641,697   675,303    1,260,995   1,330,860

Income before taxes              42,395    53,406       82,517     104,222

Income taxes                     15,100    18,800       30,000      37,100

Net income                     $ 27,295  $ 34,606   $   52,517  $   67,122


Net income per share:
Basic                              $.27      $.34         $.52        $.66
Diluted                            $.27      $.34         $.52        $.66

Shares used to compute net
  income per share:
Basic                           100,111   101,387      100,188     101,552
Diluted                         100,145   102,098      100,308     102,273


Cash dividends per share of
 common stock                      $.22      $.22         $.44        $.44




The accompanying notes are an integral part of these financial statements.



                    CONSOLIDATED BALANCE SHEET


In thousands
                                         April 30      October 31
                                             1999            1998
                                       [Unaudited]

ASSETS
Cash and marketable securities         $   91,405      $  105,050
Receivables                               277,971         286,423
Inventories                               283,746         285,783
Prepaid expenses                           65,611          61,936
    Current assets                        718,733         739,192

Plant and timberlands:
  Machinery                             5,073,739       5,079,177
  Buildings                               661,668         655,020
  Other property, including
   plant land                             223,145         224,229
                                        5,958,552       5,958,426
  Less: accumulated depreciation        2,682,009       2,634,702
                                        3,276,543       3,323,724
  Timberlands - net                       260,563         273,975
  Construction in progress                187,436         204,732
                                        3,724,542       3,802,431

Other assets                              529,405         467,045
                                      $ 4,972,680      $5,008,668

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses $ 327,509 $ 346,552 Notes payable and current maturities
  of long-term obligations                139,713          99,072
Income taxes                               17,695          21,501
    Current liabilities                   484,917         467,125

Long-term obligations                   1,515,121       1,526,343
Deferred income taxes                     792,794         768,752
Shareholders' equity:
  Common stock, $5 par, at stated value
   shares authorized: 300,000,000
   shares issued: 103,170,667
    (1998-103,170,667)                    765,329         764,574
  Retained income                       1,594,556       1,588,932
   Accumulated other comprehensive
    income (loss)                               (104,138)        (32,167)
  Common stock in treasury, at cost
   shares held: 2,998,058
    (1998-2,844,300)                      (75,899)        (74,891)
                                        2,179,848       2,246,448
                                       $4,972,680      $5,008,668


The accompanying notes are an integral part of these financial statements.




               CONSOLIDATED STATEMENT OF CASH FLOWS

                            [Unaudited]

In thousands
                                                     Six Months Ended
                                                         April 30
                                                     1999        1998


Cash flows from operating activities:
  Net income                                    $  52,517   $  67,122
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for depreciation and
      amortization                                138,117     139,178
    Provision for deferred income taxes            26,620      27,946
    (Gains) losses on sales of plant and
      timberlands                                  (6,481)        221
    Pension credits and other employee benefits   (38,921)    (22,107)
    Foreign currency transaction loss (gain)        3,251       1,872
  Changes in assets and liabilities:
    (Increase) decrease in receivables             (1,890)     10,673
    (Increase) decrease in inventories             (4,851)    (19,604)
    (Increase) decrease in prepaid expenses        (5,719)     (3,348)
    (Decrease) increase in accounts payable and
      accrued expenses                            (12,744)    (20,550)
    (Decrease) increase in income taxes payable    (2,519)     (7,626)
     Other, net                                     1,180        (690)


      Net cash provided by operating activities   148,560     173,087

Cash flows from investing activities:
  Additions to plant and timberlands             (125,470)   (217,831)
  Proceeds from sales of plant and timberlands     11,635         885
  Other investments                               (22,659)          0
  Other, net                                         (172)        149

      Net cash used in investing activities      (136,666)   (216,797)

Cash flows from financing activities:
  Proceeds from issuance of common stock            5,777       2,761
  Proceeds from issuance of debt                  498,205     173,383
  Treasury stock purchases                         (9,608)    (22,088)
  Dividends paid                                  (44,071)    (44,743)
  Repayment of notes payable and long-term
    obligations                                  (462,621)   (132,482)
      Net cash (used in) provided by financing
        activities                                (12,318)    (23,169)

Effect of exchange rate changes on cash           (13,221)     (1,963)

  Increase (decrease) in cash and marketable
    securities                                    (13,645)    (68,842)

Cash and marketable securities:
  At beginning of period                          105,050     175,354
  At end of period                              $  91,405   $ 106,512


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


2.  Current Assets

Marketable securities of $23,962,000 ($12,032,000 at October
31, 1998) have maturities of three months or less and are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:

                                    April 30    October 31
   In thousands                         1999          1998

   Raw materials                   $  48,374     $  55,580
   Production materials, stores
     and supplies                     67,940        74,338
   Finished and in process goods     167,432       155,865
         Total                     $ 283,746     $ 285,783


3.  Foreign Operations

Results of unbleached operations for Rigesa, Ltda., our Brazilian operating subsidiary, were as follows:

                          Three Months            Six Months
In thousands             Ended April 30         Ended April 30
                         1999      1998         1999      1998


Sales                 $30,272   $48,165      $69,803   $91,213
Net income            $ 5,665   $ 8,012      $ 8,773   $13,591


Rigesa's results for the second quarter of 1999 were negatively affected by a decrease in price and product mix of 43.4%, due to the effect of the devaluation of the Brazilian real, partially offset by an increase in volume of 6.3%. In the local currency, sales for the second quarter increased 1.5% compared to the second quarter of 1998. Year-to-date results were negatively affected by a decrease in price and product mix of 34.3%, including the devaluation of the Brazilian real, which was partially offset by an increase in volume of 10.8%.

4.  Net Income Per Common Share
Basic earnings per share for all the periods presented have been calculated using the weighted average shares outstanding. In computing diluted earnings per share, incremental shares issuable upon the assumed exercise of stock options have been added to the weighted average shares outstanding.

5.  Comprehensive Income
Effective November 1, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires the disclosure of other comprehensive income to reflect changes in equity that result from transactions and economic events from nonowner sources. Other comprehensive income includes foreign cumulative translation adjustments associated with the company's Brazilian and Czech Republic operations. There was no tax expense or tax benefit associated with the foreign currency translation items. Comprehensive income (loss) for the second quarter and six months ended April 30, 1999 were $51.2 million and ($19.5) million compared to $30.8 million and $41.3 million, respectively, for the 1998 periods.




Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
       [Unaudited]


BUSINESS SEGMENT INFORMATION


                             Three Months Ended      Six Months Ended
                                   April 30              April 30

In millions                      1999     1998         1999      1998

Sales
Bleached                       $467.9   $493.4     $  910.5  $  972.1
Unbleached                      136.9    151.4        272.3     298.2
Chemicals                        75.6     81.8        149.8     161.1
Corporate and other items        (0.9)    (2.4)        (2.4)     (5.1)
  Consolidated sales           $679.5   $724.2     $1,330.2  $1,426.3

Operating profit
Bleached                       $ 46.2   $ 60.5     $  107.5  $  127.1
Unbleached                       28.6     25.0         45.9      47.2
Chemicals                        19.7     14.5         37.2      30.7
Corporate items                 (52.1)   (46.6)      (108.1)   (100.8)
Consolidated income
  before taxes                 $ 42.4   $ 53.4     $   82.5  $  104.2

Results of Operations
Sales in the second quarter of 1999 ended April 30 totaled $679.5 million, 6.2% less than the same period a year ago, and reflect an increase in volume of .6% and a 6.8% decline in price and product mix. Sales for the first six months of 1999 totaled $1.3 billion, a 6.7% decrease compared to the first half of fiscal 1998, reflecting a .9% decline in volume and a 5.8% decline in price and product mix. Second quarter 1999 earnings were $.27 per share (basic and diluted) compared to $.34 per share (basic and diluted) for the 1998 period. Earnings for the first six months of fiscal 1999 totaled $52.5 million, or $.52 per share (basic and diluted), down 21.8% from the $67.1 million, or $.66 per share (basic and diluted), earned during the first half of 1998. Earnings for the second quarter of 1999 include $.03 per share from the recovery of excess costs associated with the start-up of a power cogeneration facility at our mill in Charleston, SC. These costs were incurred primarily in the first quarter of 1999. Second quarter 1998 earnings were reduced by $.05 per share due to a 30-day strike that affected our envelope operations. Export sales from the United States decreased
2.5% compared to the second quarter of 1998, and accounted for 19% of the company's second quarter sales. Total sales outside of the United States, including sales of our foreign operating subsidiaries, decreased 13.5% from the prior year period, and accounted for approximately 24% of consolidated sales. Currently international demand has begun to improve for the company's bleached board, as well as saturating kraft paper used in decorative laminates. Gross profit margin for the second quarter of 1999 and 1998 was 19%. The 6.2% decrease in cost of products sold was attributable to decreases in cost and mix, mainly as a result of cost improvement initiatives. For the second quarter and the six months ended April 30, 1999 operating expenses also benefited from an increase in the non-cash pension credits of $6.4 million and $12.7 million, respectively, reflecting cumulative favorable investment returns on pension plan assets.

Bleached
Bleached segment sales for the second quarter decreased 5.1% from the comparable 1998 period. This change reflects an increase in unit volume of .5% and a decrease in price and product mix of 5.6%. Bleached segment operating profit of $46.2 million was down 23.6% in the 1999 second quarter compared to the 1998 period. Challenging conditions exist in our coated papers, bleached board and consumer packaging businesses, which continue to face very competitive markets, although mill order backlogs for bleached board products showed some improvement during the second quarter. Increasing imports of coated papaer in the United States had a significant adverse effect on our second quarter financial performance. This situation may improve, however, as Asian economies recover and consume more paper produced in their region as well as in Europe. Year-to-date, approximately 22% of bleached segment sales were made to the tobacco industry for packaging tobacco products compared to approximately 24% for the 1998 comparable period.
Approximately 14% (1998 - 15%) of the segment sales were exported or used to produce products for export with the remaining 8% (1998 - 9%) made for the domestic tobacco industry for sale in the United States. The current legal, regulatory and legislative pressures on the tobacco industry may have an adverse effect on bleached segment profitability.
While we would expect to compensate for such an adverse effect by continuing growth in other consumer product markets, these alternatives may not, in the short run, fully offset any decline in profitability related to sales to the tobacco industry. In February of last year, six of the company's eight Envelope Division locations went out on strike. The strike reduced consolidated earnings by $.05 per share (basic and diluted) for the second quarter of 1998.

Unbleached
Sales for the unbleached segment decreased 9.6% compared to the 1998 second quarter. This change reflects an increase in unit volume of 6.9% and a decrease in price and product mix of 16.5%. Operating profit for the unbleached segment increased to $28.6 million from the 1998 second quarter profit of $25.0 million. As discussed above, the second quarter benefited from the recovery of excess costs incurred primarily in the prior quarter at our paper mill in Charleston, SC. Promising trends in packaging businesses include improved linerboard prices, increased sales of unbleached folding carton board and higher shipments in Brazil in the second quarter than the first quarter.
Rigesa's unbleached operation accounted for approximately 17% of segment operating profit in the second quarter of 1999, compared to approximately 25% for the 1998 comparable period, this decrease is due primarily to the year to date devaluation of the real of 39%. In the local currency, sales for the second quarter increased compared to the year earlier period.

Chemicals
Sales for the chemicals segment decreased 7.6% from the 1998 second quarter. This change reflects an increase in price and product mix of 3.4% and a decrease in volume of 11.0%. Operating profit for the chemicals segment was $19.7 million for the 1999 second quarter compared to $14.5 million for the 1998 period, benefiting from strong U.S. demand for activated carbon products, cost savings activities and improving Asian demand for products used in fabric dyes and asphalt.


Liquidity and Capital Resources
At April 30, 1999, the ratio of current assets to current liabilities was 1.5 compared to 1.6 at October 31, 1998.
Cash flows from operations totaled $148.6 million for the six months ended April 30, 1999, compared to $173.1 million for the comparable 1998 period. New investment in plant and timberlands totaled $129.9 million for the first six months of 1999, compared to $217.8 million for the same period of 1998. Cash payments for these investments totaled $125.5 million compared to $217.8 million in 1998. This planned lower level of capital spending follows the completion of several important initiatives that added significant support to our long-term strategy. At April 30, 1999, the amounts committed to complete all authorized capital projects totaled approximately $162.5 million. Current estimates indicate that 1999 capital spending will total approximately $250 million, down from a previous estimate of $275 million, and equal to about 90% of annual depreciation. During the current quarter the company completed the purchase of a $22.7 million equity interest in a new consumer packaging plant in Guangzhou, China.

The company may from time to time use outside sources as needed to finance future capital investments, as it has in the past. On May 25, 1999, the company filed a shelf registration statement for $600 million to permit the issuance of new debt that in part it plans to use to refinance bond issues totaling about $300 million. Such debt issues have interest rates from 10.1 to 10.3% and will mature between 2018 and 2019. The refinancing is expected to result in a one-time pre-tax charge of up to $15 million in the fourth quarter and annual pre-tax savings thereafter up to $10 million in interest expense. The company had $105 million in commercial paper outstanding at April 30, 1999.
The company maintains a $500 million revolving credit agreement. There was no borrowing under this arrangement during the current period. The ratio of debt to total capital employed was 34% at April 30, 1999 and October 31, 1998.


Accounting changes: In 1999, the company is required to adopt a new accounting standard issued by the Financial Accounting
Standards Board (FASB), Statement of Financial Accounting Standards
(SFAS) 131, Disclosures about Segments of an Enterprise and
Related Information.  Also, the company is required to adopt
SFAS 133, Accounting for Derivative Instruments and Hedging Activities, in fiscal year 2000. Recently the FASB issued an exposed draft that would delay the required adoption of this standard for one year.
The company does not believe that the adoption of these statements will have a material effect on the results of operations.


Year 2000
Westvaco has implemented a structured program encompassing both information and noninformation technology systems to identify and eliminate all Year 2000 problems. Domestically and abroad, the program consists of six phases (inventory, assessment of business criticality, technical assessment of potential Year 2000 failures, remediation, testing and contingency planning) and includes a review of all computer hardware and software, whether used directly to support business and manufacturing processes or embedded in components of machinery and other equipment. The first three phases have been completed. The remaining phases are well under way and scheduled to be completed by June 30, 1999, with primary attention being given to business critical systems.

For business systems, the remediation and testing phases are substantially complete. As of April 30, 1999, over 99% of business systems requiring remediation have been remediated and 98% of business systems scheduled for testing have been tested. Originally scheduled for completion by December 31, 1998, remediation and testing of business systems are presently projected to be completed by June 30, 1999. The slippage from the previously indicated April 30, 1999 completion date is substantially due to delays in receiving Year 2000 product updates.

For process control systems, the remediation and testing phases are nearly complete. As of April 30, 1999, 95% of process control components requiring remediation have been remediated and 93% of process control components scheduled for testing have been tested. Completion of the remaining remediation and testing of process control systems, originally scheduled for completion by April 30, 1999, has been delayed until June 30, 1999. The principal reasons for the delay are to coordinate this work with other required equipment outages and to accommodate projects recently included in the company's compliance program or postponed in light of new information and the reassessment of operational needs. Despite the revisions in the schedules for both business and process control systems, the company remains confident it will meet its overall program completion date of June 30, 1999.

Westvaco has contacted all vendors whose noncompliance, either individually or cumulatively, could materially impact the company's business. As of April 30, 1999, 79% of vendors contacted have responded, substantially all indicating they have addressed or expect to address their Year 2000 issues in a timely manner. The company continues to follow up with vendors yet to respond satisfactorily or at all to its inquiries. The Year 2000 disclosures of customers having similar significance to the company's business are reviewed on an ongoing basis. Westvaco cannot provide assurance that the Year 2000 compliance plans of its vendors and customers, particularly those providing broad infrastructural services or those in international markets, will be successfully completed in a timely manner.

Program costs are still estimated to be between $9 and $12 million. This estimate includes internal costs (i.e., related payroll and required downtime) and external costs (i.e., hiring consultants to assist in compliance efforts). Program costs do not include the cost of major new business system implementations scheduled prior to the company's specific Year 2000 compliance efforts described herein and completed during the last three years. Estimated costs would have been substantially greater but for the fact that recent modernization of many of the company's business systems involved the replacement of software with new software that is Year 2000 compliant at a cost of approximately $30 million. No significant technology projects have been deferred as a result of the company's Year 2000 program.

As of April 30, 1999, approximately $6.2 million in program costs have been funded by operating cash flows and expensed as incurred except for newly installed systems which were capitalized in accordance with the company's accounting policies. Although such costs may be significant to the company's results of operations in one or more fiscal quarters, Westvaco does not expect a material adverse impact on its long-term results of operations, liquidity or financial position. Cost estimates may be refined as technical assessment, remediation, testing and contingency planning continue and as compliance status information becomes available from third-party business partners.

If Westvaco were not taking any of the remedial steps detailed above, Year 2000 issues could possibly cause significant technological problems for the company, disrupting business and resulting in a decline in earnings.
At this time, however, management does not believe this will happen.

The most reasonably likely worst case scenario should Westvaco or any of its customers or vendors be unable to adequately resolve Year 2000 issues would include a temporary slowdown or abrupt stoppage of operations at one or more of the company's facilities due to the failure of one or more critical process control elements or business systems. Such failures could result in interruptions in manufacturing, safety and/or environmental systems; and/or a temporary inability to receive raw materials, ship finished products and process orders and invoices.

Although management does not believe that this will happen, if such or similar scenarios were to occur, they could, depending on their duration, have a material impact on the company's results of operations and financial position. Such theoretical consequences are of a kind and magnitude generally shared with other manufacturing companies.
Assuming the successful completion of its Year 2000 program in a timely manner, the company expects any Year 2000 disruptions which occur, should there be any, will be minor and not material to its business.

The company is developing contingency plans for possible business and process control systems failures. Contingency plans may, as appropriate, include the identification of alternate suppliers, vendors and service providers; accumulation of inventory; identification of manual alternatives; arranging for rapid access to qualified vendor technical support; and enhancement of operational communications. As developed, contingency plans will continue to be reassessed and refined as additional information becomes available.

As indicated above, the company does not expect Year 2000 issues to disrupt its ability to conduct business and anticipates meeting its target date of June 30, 1999.
Program managers continue to assess compliance progress and resource allocation to ensure the company's readiness.
However, the company operates in a dynamic business environment which will require ongoing monitoring of compliance efforts beyond the company's target date.

The company's program is a continuous process subject to change and expansion at any time to include additional work in response to reassessments or unanticipated events. Subsequent to the completion of the original inventory phase, for instance, some additional systems have been identified and added to the inventory list for compliance testing, and if necessary, remediation. Due to system acquisitions and the number and complexity of existing systems, the company expects some continuing additions of noncritical systems to the inventory list. Nevertheless, the company believes the significant headway it has made in achieving its compliance goals will give it sufficient time to react to new information, address unexpected circumstances, validate contingency plans and ensure that all modifications and upgrades of business and process control systems are consistent with the objectives of its Year 2000 program.

Estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events.


Environmental Matters
In 1995, the company authorized removal of elemental chlorine from all of its pulp bleaching processes. This important initiative, completed during 1997 at a cost of approximately $110 million, represents a major step by Westvaco in addressing subsequent EPA regulations for the U.S. pulp and paper industry regarding air and water quality. These regulations, known as the Cluster Rule, were published in the Federal Register in April 1998. The company anticipates additional capital costs to comply with other parts of these new regulations over the next several years to be in the range of $100 million to $150 million which will also increase operating costs in the range of $3 million to $7 million annually. Environmental organizations are challenging the EPA regarding certain aspects of the Cluster Rule in the U.S. Court of Appeals. Westvaco and other companies are participating in that litigation. If the legal challenge by environmental organizations to the regulations is successful, the company could face additional compliance costs of up to $150 million over the next several years.

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


Forward-looking Statements
Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of the company, or industry results, to differ materially from those expressed in or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed in or implied by the forward-looking statements include, but are not limited to, competitive pricing for the company's products; the success of new initiatives, acquisitions and ongoing cost reduction efforts; changes in raw materials, energy and other costs; impact of Year 2000 issues; unanticipated manufacturing disruptions; fluctuations in demand and changes in production capacities; changes to economic growth in the U.S. and international economies, especially in Asia and Brazil; stability of financial markets; governmental policies and regulations, including but not limited to those affecting the environment and the tobacco industry; restrictions on trade; interest rates and currency movements.


   Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable



                    PART II.  OTHER INFORMATION


Item 1. Legal Proceedings
Luke Mill Notice of Violation - As previously reported in the company's 1998 Form 10-K, the company received extensive information requests from the U.S. Environmental Protection Agency ("EPA") concerning its mill in Luke, MD. The requests were focused on whether the mill was required to obtain permits for various capital projects undertaken since 1979. On April 19, 1999, the Luke Mill received a Notice of Violation ("NOV") from EPA Region III pursuant to Section 113 of the Clean Air Act. EPA alleges that the mill failed to obtain preconstruction permits in compliance with Prevention of Significant Deterioration requirements and failed to install required pollution controls for three major projects commenced at various times between 1981 and 1989. In the same NOV, EPA has also alleged other violations of lesser consequence regarding other regulatory requirements. The company disagrees with EPA's allegations and believes it is in compliance with environmental regulations. The company is engaged in discussions with the agency.

Item 6. Exhibits And Reports On Form 8-K

(a)  Exhibits:
     27.  Financial data schedule

(b)  Reports on Form 8-K:

     None


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             WESTVACO CORPORATION
                             (Registrant)




June 14, 1999            /s/ James E. Stoveken, Jr.
                         James E. Stoveken, Jr.
                         Senior Vice President
                         (Acting Principal Financial Officer)