Form 10-Q
period 1999-07-31
WESTVACO CORP
filed 1999-09-14
CIK 106498

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended July 31, 1999

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



At July 31, 1999, the latest practicable date, there were 100,304,411 shares outstanding of Common Stock, $5 par value.




                           WESTVACO CORPORATION
                   and Consolidated Subsidiary Companies



                            INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
       Consolidated Statement of Income for the three months and nine months ended July 31, 1999 and 1998

       Consolidated Balance Sheet as of July 31, 1999
       and October 31, 1998

       Consolidated Statement of Cash Flows for the nine months ended July 31, 1999 and 1998

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




                           WESTVACO CORPORATION
                   and Consolidated Subsidiary Companies

                      PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                     CONSOLIDATED STATEMENT OF INCOME
                                [Unaudited]


In thousands, except per share data

                                     Three Months Ended     Nine Months Ended
                                             July 31              July 31
                                         1999      1998       1999       1998

Sales                                $700,202  $727,826 $2,030,398 $2,154,126
Other income (expense)                  5,819     3,416     19,135     12,198
                                      706,021   731,242  2,049,533  2,166,324

Cost of products sold (excludes
  depreciation shown below)           493,177   528,512  1,443,373  1,547,656
Selling, research and
  administrative expenses              56,990    57,317    168,228    174,842
Depreciation and amortization          69,831    70,772    207,948    209,950
Interest expense                       31,037    25,867     92,481     80,880
                                      651,035   682,468  1,912,030  2,013,328

Income before taxes                    54,986    48,774    137,503    152,996

Income taxes                           20,000    17,100     50,000     54,200

Net income                           $ 34,986  $ 31,674  $  87,503  $  98,796



Net income per share:
Basic                                    $.35      $.31       $.87       $.97
Diluted                                   .35       .31        .87        .97

Shares used to compute net
  income per share:
Basic                                 100,252   101,297    100,215    101,474
Diluted                               100,759   101,699    100,464    102,088


Cash dividends per share
of common stock                          $.22      $.22       $.66       $.66



The accompanying notes are an integral part of these financial statements.



                     CONSOLIDATED BALANCE SHEET

In thousands
                                                   July 31   October 31
                                                      1999         1998
                                                [Unaudited]

ASSETS
Cash and marketable securities                 $   114,117  $   105,050
Receivables                                        286,654      286,423
Inventories                                        265,785      285,783
Prepaid expenses                                    63,795       61,936
   Current assets                                  730,351      739,192

Plant and timberlands:
  Machinery                                      5,139,590    5,079,177
  Buildings                                        683,199      655,020
  Other property, including plant land             223,626      224,229
                                                 6,046,415    5,958,426
  Less: accumulated depreciation                 2,731,660    2,634,702
                                                 3,314,755    3,323,724
  Timberlands - net                                257,645      273,975
  Construction in progress                         120,585      204,732
                                                 3,692,985    3,802,431

Other assets                                       551,113      467,045
                                                $4,974,449   $5,008,668


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses          $   332,368  $   346,552
Notes payable and current maturities of
  long-term obligations                            120,611       99,072
Income taxes                                        16,494       21,501
   Current liabilities                             469,473      467,125

Long-term obligations                            1,511,656    1,526,343
Deferred income taxes                              810,403      768,752
Shareholders' equity:
  Common stock, $5 par, at stated value
   shares authorized: 300,000,000
   shares issued: 103,170,667
    (1998 - 103,170,667)                           765,694      764,574
  Retained income                                1,605,980    1,588,932
  Accumulated other
  comprehensive income (loss)                     (117,016)     (32,167)
  Common stock in treasury, at cost
   shares held: 2,866,256
   (1998 - 2,844,300)                              (71,741)     (74,891)
                                                 2,182,917    2,246,448
                                                $4,974,449   $5,008,668

The accompanying notes are an integral part of these financial statements.



                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             [Unaudited]
In thousands
                                                         Nine Months Ended
                                                              July 31
                                                          1999        1998
Cash flows from operating activities:
  Net income                                        $   87,503  $   98,796
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for depreciation and amortization        207,948     209,950
    Provision for deferred income taxes                 44,766      41,935
    (Gains) losses on sales of plant
      and timberlands                                   (9,192)        399
    Pension credits and other employee benefits        (59,243)    (38,155)
    Foreign currency transaction loss (gain)             3,414       2,456
  Changes in assets and liabilities:
    (Increase) decrease in receivables                  (7,677)     22,239
    (Increase) decrease in inventories                  10,811     (14,953)
    (Increase) decrease in prepaid expenses             (3,440)     (3,480)
    (Decrease) increase in accounts payable
      and accrued expenses                              (7,017)    (27,537)
    (Decrease) increase in income
      taxes payable                                     (3,489)       (750)
  Other, net                                             3,201         (10)
       Net cash provided by operating activities       267,585     290,890

Cash flows from investing activities:
  Additions to plant and timberlands                  (176,977)   (340,770)
  Proceeds from sales
    of plant and timberlands                            15,514       4,025
  Other investments                                    (22,659)          -
  Other, net                                              (460)       (157)
       Net cash used in investing activities          (184,582)   (336,902)

Cash flows from financing activities:
  Proceeds from issuance of common stock                 9,039       3,767
  Proceeds from issuance of debt                       744,405     331,581
  Treasury stock purchases                             (10,223)    (27,950)
  Dividends paid                                       (66,121)    (67,042)
 Repayment of notes payable
   and long-term obligations                          (734,456)   (254,081)
       Net cash (used in) provided by
         financing activities                          (57,356)    (13,725)

Effect of exchange rate changes on cash                (16,580)     (2,907)

  Increase (decrease) in cash and
    marketable securities                                9,067     (62,644)

Cash and marketable securities:
  At beginning of period                               105,050     175,354
  At end of period                                   $ 114,117   $ 112,710


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


2.  Current Assets
Marketable securities of $40,690,000 ($12,032,000 at October 31, 1998) are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:

           In thousands                     July 31       October 31
                                               1999             1998
          Raw materials                     $41,981         $ 55,580
          Production materials, stores
            and supplies                     67,290           74,338
          Finished and in process goods     156,514          155,865
                Total                      $265,785         $285,783


3.  Foreign Operations
Results of unbleached operations for Rigesa, Ltda., our Brazilian operating subsidiary, were as follows:

                                      Three Months            Nine Months
In thousands                         Ended July 31          Ended July 31
                                   1999       1998        1999       1998

Sales                           $34,264    $47,724    $104,067   $138,937
Net income                      $ 6,515    $ 6,427    $ 15,288   $ 20,018

Rigesa's results for the third quarter of 1999 were negatively affected by decreases in price and product mix of 30.2%, due to the effect of the devaluation of the Brazilian real partially offset by increases in the volume of shipments of 2.0%. In the local currency, sales for the third quarter increased 8.9% compared to the third quarter of 1998. Year-to-date results were negatively affected by a decrease in price and product mix of 32.9%, including the devaluation of the Brazilian real, which was partially offset by an increase in volume of 7.8%.


4.  Net Income Per Common Share
Basic earnings per share for all the periods presented have been calculated using the weighted average shares outstanding. In computing diluted earnings per share incremental shares issuable upon the assumed exercise of stock options have been added to the weighted average shares outstanding.


5.  Comprehensive Income
Effective November 1, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No.130, Reporting Comprehensive Income. This statement requires the disclosure of other comprehensive income to reflect changes in equity that result from transactions and economic events from nonowner sources. Other comprehensive income includes foreign cumulative translation adjustments associated with the company's Brazilian and Czech Republic operations. There was no tax expense or tax benefit associated with the foreign currency translation items. Comprehensive income for the third quarter and nine months ended July 31, 1999 was $22.1 million and $2.7 million compared to $27.9 million and $69.3 million, respectively, for the 1998 periods.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

[Unaudited]

Business Segment Information
                                Three Months Ended        Nine Months Ended
                                       July 31                   July 31
                                   1999       1998          1999       1998
In millions

Sales
Bleached                         $477.2     $492.5      $1,387.7   $1,464.6
Unbleached                        143.1      149.9         415.4      448.1
Chemicals                          80.8       84.9         230.6      246.0
Corporate and other items          (0.9)        .5          (3.3)      (4.6)
    Consolidated sales           $700.2     $727.8      $2,030.4   $2,154.1

Operating profit
Bleached                         $ 60.2     $ 59.3      $  167.7   $  186.4
Unbleached                         29.2       26.9          75.1       74.1
Chemicals                          16.5       20.3          53.7       51.0
Corporate and other items         (50.9)     (57.7)       (159.0)    (158.5)
    Consolidated income
       before taxes              $ 55.0     $ 48.8      $  137.5   $  153.0


Results of Operations
Sales of $700.2 million for the 1999 third quarter were down 3.8% from the 1998 third quarter, the result of a 4.2% decrease in price and product mix offset by a .4% improvement in the volume of shipments. Earnings in the third quarter of 1999 were $35.0 million, or 35 cents per share (basic and diluted), a 10.5 percent increase from 1998 third quarter earnings of $31.7 million, or 31 cents per share (basic and diluted). Earnings for the 1999 third quarter include a gain of $2 million, or 2 cents per share, from the sale of nonstrategic timberlands. Sales for the nine months of 1999 were $2.0 billion, a 5.7 percent decline compared to the year earlier period, and reflect a 5.2 percent decline in price and mix and a 0.5 percent decline in volume. Sales for the third quarter and nine months were affected by weak pricing caused by global overcapacity combined with a strong U.S. dollar. During the third quarter pressures from lower-priced imported coated printing papers began to ease as demand increased for papers used in catalogue and direct mail applications. Late in the third quarter the company announced the first price increase this year for coated paper products, as well as increases on additional grades, including linerboard. Earnings for the nine months of 1999 totaled $87.5 million, or 87 cents per share (basic and diluted), an 11.4 percent decrease from $98.8 million, or 97 cents per share (basic and diluted), earned during the first nine months of 1998. Earnings for the nine months of 1999 include a gain of $6 million, or 6 cents per share, from the sale of nonstrategic timberlands. Export sales from the United States increased approximately 7% and 4% compared to the third quarter of 1998 and the 1999 second quarter, and accounted for 19% of the company's third quarter sales, clear evidence of the continuation of a gradual economic recovery in Asia. Total sales outside of the United States, including sales of our foreign operating subsidiaries, accounted for approximately 25% of third quarter consolidated sales, the same percentage as the year earlier period.

Gross profit margin for the third quarter and nine months of 1999 was 20% and 19%, respectively, compared with 18% and 19% for the prior year periods. The 6.7% decrease in cost of products sold for both the third quarter and nine-months ended July 31 was mainly attributable to cost improvement initiatives. For the third quarter and the nine months ended July 31, 1999 operating results also benefited from an increase in non-cash pension credits of $7.3 million and $20.0 million, respectively, reflecting cumulative favorable investment returns on pension plan assets.


Bleached
Bleached segment sales for the third quarter decreased 3.1% from the comparable 1998 period; an increase in unit volume of 1.3% was more than offset by a decrease in price and product mix of 4.4%. Bleached segment operating profit of $60.2 million increased from the third quarter 1998 level of $59.3 million. Markets for the company's paper and paperboard products continue to be very competitive, with net sales realizations substantially below 1998 levels. However, domestic demand and pricing for commodity grades improved towards the end of the third quarter and contributed to higher order backlogs. Also, improving Asian economies benefited our bleached board business in the third quarter. Year to date, approximately 22% of bleached segment sales were made to the tobacco industry for packaging tobacco products; the majority of this paper and board was exported or used to produce products for export. Approximately 15% (1998 - 15%) of the segment sales were exported or used to produce products for export with the remaining 7% (1998 - 9%) made for the domestic tobacco industry for sale in the United States. The current legal, regulatory and legislative pressures on the tobacco industry may have an adverse effect on bleached segment profitability. While we would expect to compensate for such an adverse effect by continuing growth in other consumer product markets, these alternatives may not, in the short run, fully offset any decline in profitability related to sales to the tobacco industry.


Unbleached
Sales for the unbleached segment decreased 4.5% compared to the 1998 third quarter; an increase in unit volume of 5.3% was more than offset by a decrease in price and product mix of 9.8%. Operating profit for the unbleached segment increased to $29.2 million from the 1998 third quarter profit of $26.9 million. Rigesa's unbleached operation accounted for approximately 18% of segment operating profit in the third quarter of 1999, compared to approximately 19% for the 1998 comparable period. Higher demand for corrugated packaging in July led to the highest shipment volume for Rigesa in more than 18 months.


Chemicals
Sales for the chemicals segment decreased 4.9% from the 1998 third quarter. This change reflects an increase in price and product mix of 9.0% and a decrease in volume of 13.9%. Operating profit for the chemicals segment was $16.5 million for the 1999 third quarter compared to $20.3 million for the 1998 period; the decrease is mainly due to the change in the inventory mix.


Liquidity and Capital Resources
At July 31, 1999, the ratio of current assets to current liabilities remained unchanged at 1.6 compared to October 31, 1998. Cash flows from operations totaled $267.6 million for the nine months ended July 31, 1999, compared to $290.9 million for the comparable 1998 period. Inventories decreased from October 1998 levels, reflecting planned inventory levels.
New investment in plant and timberlands totaled $182.3 million for the first nine months of 1999, compared to $336.9 million for the same period of 1998. Cash payments for these investments totaled $177.0 million compared to $340.8 million in 1998. This lower level of capital spending follows the completion of several important initiatives that added significant support to our long-term strategy. At July 31, 1999, the amounts committed to complete all authorized capital projects totaled approximately $149 million. Current estimates indicate that 1999 capital spending will total approximately $240 million, down from an original estimate of $275 million. During the current year the company completed the purchase of a $22.7 million equity interest in a new consumer packaging plant in Guangzhou, China. The company may from time to time use outside sources as needed to finance future capital investments, as it has in the past. The company had $90 million in commercial paper outstanding at July 31, 1999. The company maintains a $500 million revolving credit agreement, and there was no borrowing under this arrangement during the current period. The ratio of debt to total capital employed was 34% at July 31, 1999 and October 31, 1998.


Accounting changes: In 1999, the company is required to adopt a new accounting standard issued by the Financial Accounting Standards Board
(FASB), Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information. Also, the company is required to adopt SFAS 133, Accounting for Derivative Instruments and Hedging Activities, in fiscal year 2001. The company does not believe that the adoption of these statements will have a material effect on the company's financial position or results of operations.


Year 2000
Westvaco's remediation, testing and contingency planning with respect to identifying and eliminating Year 2000 problems was substantially completed by June 30, 1999 for business systems and process control components.
Having accomplished the inventorying, assessment of business criticality and technical assessment of potential Year 2000 failures earlier, Westvaco believes that as a whole its base program, which focussed on high-risk areas, is now substantially complete. The program encompassed both information and noninformation technology systems. Focused on both our domestic and foreign operations, the program included a review of all computer hardware and software, whether used directly to support business and manufacturing processes or embedded in components of machinery and other equipment.

Westvaco also has an advanced Year 2000 program designed to enhance the current level of readiness. With a goal of identifying and tracking any remaining tasks needing to be accomplished between now and December 31, the advanced program is designed to (1) review and properly archive all records associated with Year 2000 efforts to date; (2) refine Westvaco's contingency plans, working with experts in the power and process manufacturing industries and reviewing procedures to be followed prior to and following an event involving a computer-related system failure in Westvaco or in a primary utility serving Westvaco; (3) establish a communications center at Westvaco's Laurel, MD data center to collect and disseminate all Year 2000-related information during key transition periods; and (4) create an open items list and resolve these items through a six-phase program. The open items list will contain any a) newly-reclassified high-risk items, as well as any medium and low-risk items where remediation has been planned but not yet completed; b) components overlooked during the base program; c) new components purchased subsequent to June 30, 1999 and thus requiring the analysis of the six phases of the base Year 2000 program already given to other components; d) items from our store room inventories that might not have been included in the base program; and e) key vendors from whom Westvaco has not yet received confirmation of readiness.

The contingency plans noted above may, as appropriate, include the identification of alternate suppliers, vendors and service providers; accumulation of inventory; identification of manual alternatives;
arrangement for rapid access to qualified vendor technical support; enhancement of operational communications; and configuration of our manufacturing sites at an appropriate state if subject to the possibility of external power or communication failures.

Westvaco has contacted key vendors whose noncompliance, either individually or cumulatively, could materially impact the company's business. As of July 31, 1999, 82% of vendors contacted have responded, substantially all indicating they have addressed or expect to address their Year 2000 issues in a timely manner. The company continues to follow up with vendors yet to respond satisfactorily or at all to its inquiries.

Westvaco cannot provide assurance that the Year 2000 compliance plans of its vendors and customers, particularly those providing broad infrastructural services or those in international markets, will be successfully completed in a timely manner.

The Year 2000 disclosures of customers having similar significance to the company's business are reviewed on an ongoing basis. Audits of Westvaco's Year 2000 program that have been requested by customers have satisfied those requesting customers.

Westvaco, moreover, has on an on-going basis kept its interested customers advised of developments in the Year 2000 area, last writing them in July of 1999.

Program costs for the Westvaco Year 2000 program are still estimated to be between $9 and $12 million. This estimate includes internal costs (e.g., related payroll and required downtime) and external costs (e.g., hiring consultants to assist in compliance efforts). Program costs do not include the cost of major new business system implementations scheduled prior to the company's specific Year 2000 compliance efforts described herein and completed during the last three years. Estimated costs would have been substantially greater but for the fact that recent modernization of many of the company's business systems involved the replacement of software with new software that is Year 2000 compliant at a cost of approximately
$30 million. No significant technology projects have been deferred as a result of the company's Year 2000 program.

As of July 31, 1999, approximately $6.3 million in program costs incurred to date have been funded by operating cash flows and expensed as incurred except for newly installed systems which were capitalized in accordance with the company's accounting policies. Although such costs may be significant to the company's results of operations in one or more fiscal quarters, Westvaco does not expect a material adverse impact on its long-term results of operations, liquidity or financial position. Cost estimates may be refined as technical assessment, remediation, testing and contingency planning continue and as compliance status information becomes available from third-party business partners.

If Westvaco were not taking any of the remedial steps detailed above, Year 2000 issues could possibly cause significant technological problems for the company, disrupting business and resulting in a decline in earnings. At this time, however, management does not believe this will happen.

The most reasonably likely worst case scenario should Westvaco, its customers or vendors be unable to adequately resolve Year 2000 issues would include a temporary slowdown or abrupt stoppage of operations at one or more of the company's facilities due to the failure of one or more critical process control elements or business systems. Such failures could result in interruptions in manufacturing, safety and/or environmental systems; and/or a temporary inability to receive raw materials, ship finished products and process orders and invoices. Although management does not believe that this will happen, if such or similar scenarios were to occur, they could, depending on their duration, have a material impact on the company's results of operations and financial position. Such theoretical consequences are of a kind and magnitude generally shared with other manufacturing companies. Assuming the successful completion of its Year 2000 program in a timely manner, the company expects any Year 2000 disruptions which occur, should there be any, will be minor and not material to its business.

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

The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. In addition, the company is involved in the remediation of certain other than CERCLA sites and has accrued approximately $10 million for remediation of these sites.


Forward-looking Statements
Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of the company, or industry results, to differ materially from those expressed in or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed in or implied by the forward-looking statements include, but are not limited to, competitive pricing for the company's products; the success of new initiatives, acquisitions and ongoing cost reduction efforts; changes in raw materials, energy and other costs; impact of Year 2000 issues; unanticipated manufacturing disruptions; fluctuations in demand and changes in production capacities; changes to economic growth in the U.S. and international economies, especially in Asia and Brazil; stability of financial markets; governmental policies and regulations, including but not limited to those affecting the environment and the tobacco industry; restrictions on trade; interest rates and currency movements.



Item 3. QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


                   PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
In April 1999, EPA, Region III, issued Notices of Violation (NOVs) to seven paper industry facilities, including the company's Luke, Maryland, mill alleging violation of EPA's Prevention of Significant Deterioration (PSD) regulations requiring special permitting and emissions evaluation prior to industrial expansion. The NOV received by the company primarily targets three capital projects at the mill, one in 1982 and two in 1989. The NOV alleges that the company did not obtain PSD permits or install required pollution controls, and it sets forth EPA's authority to seek $27,500 per day for each violation. The company has presented substantial data demonstrating that PSD requirements did not apply to the targeted projects and that new emission controls proposed by EPA are not required by the governing regulations. Unless the matter is resolved, an enforcement action may be brought against the company.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits:
            27.  Financial data schedule

(b)         Reports on Form 8-K:

            None


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WESTVACO CORPORATION
                              (Registrant)


September 14, 1999            /s/ Helen Murphy
                              Helen Murphy
                              Senior Vice President
                              (Principal Financial Officer)