Form 10-K
period 1999-10-31
WESTVACO CORP
filed 1999-12-21
CIK 106498

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-K
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999
                   COMMISSION FILE NUMBER 1-3013

               Westvaco Corporation
   (Exact name of registrant as specified in its charter)

Delaware                     299 Park Avenue
(State of incorporation)     New York, New York 10171
                             Telephone 212-688-5000
13-1466285                   (Address and telephone number of
(I.R.S. Employer             registrant's principal executive offices)
Identification No.)


Securities Registered Pursuant To Section 12(b) Of The Act:
                                     Name of each exchange
Title of each class                  on which registered
Common Stock- $5 par value           New York Stock Exchange
                                     Chicago Stock Exchange
                                     Pacific Stock Exchange

Preferred Stock Purchase Rights      New York Stock Exchange
                                     Chicago Stock Exchange
                                     Pacific Stock Exchange
Sinking Fund Debentures:
8 1/8%, due 2000-2007                New York Stock Exchange
10 1/4%, due 2000-2018               New York Stock Exchange



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

At October 31, 1999, the latest practicable date, the number of shares of common stock outstanding and aggregate market value of voting common stock held by nonaffiliates were 100,292,843 and $2,958,638,869, respectively.

                  DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1999 (the "1999 Westvaco Annual Report") are incorporated by reference into Parts I, II and IV of this Form 10-K.

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 22, 2000 ("Westvaco's 2000 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.


                  Part I
Item 1. Business

General
Westvaco Corporation, a Delaware Corporation incorporated in 1899 as West Virginia Pulp and Paper Company, is one of the major producers of paper and paperboard in the United States. The company converts paper and paperboard into a variety of end products, manufactures a variety of specialty chemicals, produces lumber, sells timber from its timberlands and is engaged in land development. In Brazil, it is a major producer of paperboard and corrugated packaging for the markets of that country and also operates a folding carton plant. Westvaco also has a folding carton plant in the Czech Republic. Westvaco exports products from the United States, Brazil and the Czech Republic to other countries throughout the world. The term "Westvaco" or "the company" includes Westvaco Corporation and its consolidated subsidiaries unless otherwise noted.

Business segments
The company's operating divisions have been classified into reportable segments based upon the nature of their products and services within three major product categories, with separate disclosure of our Brazilian packaging operation, Rigesa, Ltda. Financial information about the company's business segments is contained in Note O to the consolidated financial statements, included in the 1999 Westvaco Annual Report on pages 31 to 32, and is incorporated herein by reference.

Marketing and distribution
The principal markets for Westvaco's products are in the United States. Sales to customers outside the United States made up approximately 24% of Westvaco's total sales in 1999 (1998 and 1997-25%). Substantially all products are sold through the company's own sales force. Westvaco maintains 30 sales offices located throughout the United States and 30 in foreign countries.

Forest resources
The principal raw material used in the manufacture of paper, paperboard and pulp is wood. Westvaco owns 1,446,000 acres of forest land in the United States and southern Brazil (more than 1,000 miles from the Amazon rainforests). Westvaco's Cooperative Forest Management Program provides an additional source of wood fiber from the 1,370,000 acres owned by participating landowners and managed with assistance from Westvaco foresters.

Westvaco's strategy, based on the location of its mills and the composition of surrounding forest land ownership, is to provide a portion of its wood fiber from company-owned land and to rely on private woodland owners and residues from independent solid wood products plants for substantial quantities of wood. During 1999, Westvaco furnished 39% (1998-36%, 1997-39%) of its wood requirements from company-owned land, and an additional 8% (19987%, 1997-8%) was purchased from landowners in the Cooperative Forest Management Program. The remainder was purchased from other private landowners and sawmills by mill wood procurement organizations. The wood procurement system includes 27 pulpwood concentration and processing yards that are strategically located to store and ship wood to the mills as needed. The Cooperative Forest Management Program, private landowners and sawmills continue to provide adequate volumes of timber to meet our external fiber needs. The company has no reason to expect that these sources will be unable to furnish adequate wood supply in the future. Westvaco supplied 100% of the wood for its Brazilian mill from company plantations.


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

Competition
Westvaco competes in very competitive domestic and foreign markets. Westvaco's strategy is to develop distinctive and innovative products and services for its customers in the United States and world markets. There are many large, well established and highly competitive sellers competing in these markets as well. The company competes principally through quality, value-added products and services, customer service, innovation, technology, product design and price. The company's business is affected by a range of macroeconomic conditions, such as industry capacity, economic growth in the U.S. and abroad, and currency exchange rates.

Research
Westvaco operates major research facilities at Laurel, MD, North Charleston, SC, and Covington, VA, which provide process and product support for our manufacturing operations as well as a forest science laboratory at Summerville, SC. Forest research conducted there, and at satellite centers at Wickliffe, KY, Rupert, WV, and Tres Barras, State of Santa Catarina, Brazil, is focused on biotechnology, genetics, tree nutrition, regeneration, stand management, environmental protection and forest measurements. The goal is increased timber and fiber production on a sustainable basis. The company's larger divisions and subsidiaries also have product development staffs which work on product-related projects directed toward specific opportunities of the individual units.

In 1999, the company incurred $47.3 million (1998-$45.1 million, 1997-$42.9 million) of research and development costs.
Substantially all of the research projects are company sponsored.
Approximately 245 scientists were employed in research and development activities.

Environmental protection
Westvaco is subject to federal and state environmental laws and regulations in all jurisdictions in which it has operating facilities. Compliance with these requirements involves the diversion of capital from production facilities and increases operating costs. In the opinion of Westvaco's management, environmental protection requirements are not likely to adversely affect the company's competitive industry position since other domestic companies are subject to similar requirements. In 1995, the company authorized removal of elemental chlorine from all of its pulp bleaching processes. This important initiative, completed during 1997 at a cost of approximately $110 million, represented a major step by Westvaco in addressing subsequent EPA regulations for the U.S. pulp and paper industry regarding air and water quality. These regulations, known as the Cluster Rule, were published in the Federal Register in April 1998. The company anticipates additional capital costs to comply with other parts of these new regulations over the next several years to be in the range of $100 million to $150 million, which will also increase operating costs in the range of $3 million to $7 million annually. Environmental organizations are challenging the EPA regarding certain aspects of the Cluster Rule in the U. S. Court of Appeals. Westvaco and other companies are participating in that litigation. If the legal challenge by environmental organizations to the regulations is successful, the company could face additional compliance costs of up to $150 million over the next several years. See Part I, Item 3, "Legal proceedings," "Other matters."

Employees
At October 31, 1999, Westvaco employed approximately 12,750 persons, of whom 5,980 domestic employees are represented by various labor unions under collective bargaining agreements.
Approximately 1,990 employees of Rigesa, Ltda. ("Rigesa"),
Westvaco's Brazilian subsidiary, are represented under collective bargaining arrangements. Westvaco believes its labor relations are good.

International operations
In Brazil, Rigesa operates a paperboard mill, a corrugated box plant and a consumer packaging plant in Valinhos, State of Sao Paulo; a paperboard mill in Tres Barras, State of Santa Catarina; and corrugated box plants in Blumenau, State of Santa Catarina; Manaus, State of Amazonia; and Pacajus, State of Ceara. Rigesa is one of the few paper companies in Brazil which is integrated from the forests to the markets. This fact, combined with technology drawn from Westvaco's U.S. experience, has provided Rigesa with a history of high-quality products and strong growth. Rigesa accounted for approximately 13% of packaging segment operating profit in 1999. The international economic crisis has adversely impacted economic growth in Brazil and negatively impacted the operating results of Rigesa.

Westvaco's Czech Republic subsidiary, Westvaco Svitavy, spol. s r.o. ("Svitavy"), operates a consumer packaging plant in that country. Svitavy supplies consumer packaging to the markets of Eastern, Central and Western Europe. The packaging is made primarily from distinctive paper and paperboard produced by Westvaco in the United States.

During 1999, the company completed its acquisition of a 45% interest in a new consumer packaging business with a plant in Guangzhou, China. The plant is owned by a subsidiary of Shorewood Packaging Corporation.

Export sales from Westvaco's U.S. operations made up approximately 18% of Westvaco's 1999 sales (1998-17%, 1997-16%). Sales of our foreign operating subsidiaries, including exports, were 6% of Westvaco's total sales (1998-8%, 1997-9%). While there are risks inherent in foreign investments, Westvaco does not believe at this time that such risks are material to its overall business prospects.
Item 2.  Properties

The location of Westvaco's production facilities and their principal products in each business segment as of October 31, 1999, were as follows:

Paper
Location                     Product
Luke, Maryland               White printing and converting
                              papers
Wickliffe, Kentucky          White printing and converting papers,
                              and market pulp
Tyrone, Pennsylvania         White printing and converting papers
Atlanta, Georgia             Envelopes
Dallas, Texas                Envelopes
Enfield, Connecticut         Envelopes
Indianapolis, Indiana        Envelopes
Kenosha, Wisconsin           Envelopes
Los Angeles, California      Envelopes
Springfield, Massachusetts   Envelopes
West Boylston, Massachusetts Envelopes
Williamsburg, Pennsylvania   Envelopes
Springfield, Massachusetts   Flexible packaging and paper cups

Packaging
Location                     Product
Covington, Virginia          Bleached paperboard
North Charleston,
  South Carolina             Saturating kraft, containerboard and
                              folding carton stock
Low Moor, Virginia           Extrusion coated bleached paperboard
Cleveland, Tennessee         Folding cartons
Newark, Delaware             Folding cartons
Richmond, Virginia           Folding cartons
Svitavy, Czech Republic      Folding cartons
Valinhos, Sao Paulo,
 Brazil  Folding cartons
Richmond, Virginia           Cartons for liquid products
Tres Barras, Santa
  Catarina, Brazil           Containerboard and kraft papers
Valinhos, Sao Paulo,
 Brazil                      Corrugating medium (principally from
                              recycled papers)
Blumenau, Santa Catarina,
  Brazil                     Corrugated boxes
Manaus, Amazonia, Brazil     Corrugated boxes
Pacajus, Ceara, Brazil       Corrugated boxes
Valinhos, Sao Paulo, Brazil  Corrugated boxes
Summerville, South Carolina  Building products

Chemicals
Location                     Product
Covington, Virginia          Activated carbon products and services
Wickliffe, Kentucky          Activated carbon products and services
DeRidder, Louisiana          Printing ink resins and tall oil
                              derivatives
North Charleston, South
  Carolina                   Lignin-based surfactants and tall oil
                              derivatives

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

The approximate annual productive capacity is 3,143,000 tons for the paper and paperboard mills and 761,000 tons for the converting plants. The 1999 production from these facilities was 2,992,000 and 538,000 tons, respectively. The mills supplied 70% of the paper and paperboard needs of the converting plants. The annual productive capacity for the chemical plants is 459,000 tons. In 1999, 363,000 tons of specialty chemicals were produced.

Leases
See Note I to the consolidated financial statements, incorporated by reference in Part II of this report, for financial data on leases. Substantially all of the leases of production facilities contain options to purchase or renew for future periods.

Forest resources
Westvaco owns 1,446,000 acres of forest land. There are 1,094,000 acres in the South and Middle Atlantic United States, 232,000 acres in the Central United States and 120,000 acres in southern
Brazil.

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

Item 3. Legal proceedings

In 1995, the company authorized removal of elemental chlorine from all of its pulp bleaching processes. This important initiative, completed during 1997 at a cost of approximately $110 million, represented a major step by Westvaco in addressing subsequent EPA regulations for the U.S. pulp and paper industry regarding air and water quality. These regulations, known as the Cluster Rule, were published in the Federal Register in April 1998. The company anticipates additional capital costs to comply with other parts of these new regulations over the next several years to be in the range of $100 million to $150 million which will also increase operating costs in the range of $3 million to $7 million annually. Environmental organizations are challenging the EPA regarding certain aspects of the Cluster Rule in the U.S. Court of Appeals. Westvaco and other companies are participating in that litigation. If the legal challenge by environmental organizations to the regulations is successful, the company could face additional compliance costs of up to $150 million over the next several years. The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. In addition, the company is involved in the remediation of certain other than CERCLA sites and has accrued approximately $10 million for remediation of these sites.

Other matters
In April 1999, EPA, Region III, issued Notices of Violation
(NOVs) to seven paper industry facilities, including the company's Luke, MD, mill, alleging violation of EPA's Prevention of Significant Deterioration (PSD) regulations requiring special permitting and emissions evaluation prior to industrial expansion. The NOV received by the company primarily targets three capital projects at the mill, one in 1982 and two in 1989. The NOV alleges that the company did not obtain PSD permits or install required pollution controls, and it sets forth EPA's authority to seek $27,500 per day for each violation. The company has presented substantial data demonstrating that PSD requirements did not apply to the targeted projects and that new emission controls proposed by EPA are not required by the governing regulations. Unless the matter is resolved, an enforcement action may be brought against the company.

Item 4.  Submission of matters to a vote of security holders

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended October 31, 1999.


Executive officers of the registrant
The following table sets forth certain information concerning the executive officers of Westvaco Corporation:

Year in which
                                                   service in present
Name                   Age   Present position       position began
John A. Luke, Jr.*     51    Chairman,                 1996
                             President and
                             Chief Executive Officer   1992
Rudolph G.
 Johnstone, Jr.*       63    Executive Vice President  1995
David E. McIntyre      59    Group Vice President      1999
Richard N. Burton      51    Senior Vice President     1998
Philip H. Emery, Jr.   65    Senior Vice President     1995
Rita V. Foley          46    Senior Vice President     1999
Gilbert M. Gillespie   59    Senior Vice President     1998
James F. Jordan        52    Senior Vice President     1999
James L. Martin        61    Senior Vice President     1999
Karen R. Osar          50    Senior Vice President     1999
James E. Stoveken, Jr. 60    Senior Vice President and 1996
                             Comptroller               1999
Samuel L. Torrence     59    Senior Vice President     1996
R. Scott Wallinger     60    Senior Vice President     1987
Wendell L. Willkie, II 48    Senior Vice President and
                             General Counsel           1996
William S. Beaver      48    Vice President            1996
                             and Treasurer             1987
John W. Hetherington   61    Vice President,           1987
                             Assistant General Counsel
                               and Secretary           1978
Ned W. Massee          49    Vice President            1991

*  Director of Westvaco

Westvaco's officers are elected by the Board of Directors annually for one-year terms. Westvaco's executive officers have served in their present capacities for the past five years or longer with the following exceptions:
Rudolph G. Johnstone, Jr., Senior Vice President, 1990-1995; Richard N. Burton, Vice President, 1994-1998; David E. McIntyre, Senior Vice President, 1998-1999, Vice President, 1996-1998, an Officer of Bowater Incorporated, 1986-1995; Philip H. Emery, Jr., Vice President, 1987-1995; Rita V. Foley, Independent Consultant, 1998-1999, Executive Vice President Sales and Marketing, QAD, Inc., 1997-1998, an Officer of Digital Equipment Corporation, 1994-1997; Gilbert M. Gillespie, Vice President, 1990-1998; James
F. Jordan, Vice President and Manager of Westvaco Worldwide, 1998-1999, Manager of Marketing and Administration for Westvaco Worldwide, 1991-1998; James L. Martin, Vice President and Assistant Division Manager of the Bleached Board Division, 1996-1999, President and Managing Director of Rigesa, Ltda., 1993-1996; Karen R. Osar, Vice President and Treasurer of Tenneco
Inc., 1994-1999; James E. Stoveken, Jr., Vice President, 1986-1996, Comptroller, 19791995; Samuel L. Torrence, Vice President, 1991-1996; Wendell L. Willkie, II, Vice President and Associate General Counsel, 19951996, served as a Fellow in legal policy and international trade at the American Enterprise Institute, 1993-1995.

Information required by Item 405 of Regulation S-K will be included in Westvaco's 2000 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 31, 2000, and is incorporated herein by reference.



                            Part II

 Item 5. Market for the registrant's common stock and related security holder matters

 (a)  Market and price range of common stock
      The company's common stock is traded on the New York, Chicago and Pacific Stock Exchanges under the symbol W. The
      New York Stock Exchange is the principal market on which the common stock is traded.

      The quarterly price range of common stock for 1999 and 1998 is included on the inside front cover of the 1999 Westvaco
      Annual Report under the caption "Stock price," and is incorporated herein by reference.

 (b)  Approximate number of common shareholders
      At October 31, 1999, the number of shareholders of record of Westvaco common stock was approximately 7,070. In addition, there were 12,000 current or former employees of the company who were Westvaco shareholders by virtue of their participation in the company's savings and investment plans.

 (c)  Dividends
      The company's record of uninterrupted quarterly cash dividends extends 104 years. Information concerning quarterly dividends per share for 1999 and 1998 is included on the inside front cover of the 1999 Westvaco Annual Report under the caption "Dividends per share," and is incorporated herein by reference. There were no restrictions on dividends at October 31, 1999.

Item 6.  Selected financial data

Information required by this item is included on page 35 of the 1999 Westvaco Annual Report under the caption "Eleven-year comparison," and is incorporated herein by reference.

Item 7. Management's discussion and analysis of financial condition and results of operations

Information required by this item is included on pages 14-20 of the 1999 Westvaco Annual Report under the captions "Analysis of operations," "Fiscal year 1998," "Liquidity and capital resources," "Year 2000" and "Forward-looking statements," and is incorporated herein by reference.

Item 7A. Quantitative and qualitative disclosures about market risk

The company's financial market risk arises from fluctuations in interest rates and foreign currency exchange rates.

Most of the company's debt obligations at year-end 1999 were at fixed interest rates. Consequently, a 10% change in market interest rates would not have a material effect on the company's 2000 results of operations or cash flows. The company's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars. Furthermore, the company's exposure to foreign currency fluctuations on its income is not material because a majority of the company's sales are in U. S. dollars. The company does not hold financial instruments for trading purposes.


Item 8.  Financial statements and supplementary data

Information required by this item is included on pages 21-34 of the 1999 Westvaco Annual Report under the captions "Consolidated statement of income," "Consolidated balance sheet," "Consolidated statement of shareholders' equity," "Consolidated statement of cash flows," "Notes to financial statements" and "Report of independent accountants," and is incorporated herein by reference.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

Not applicable.


                              Part III

Item 10.  Directors and executive officers of the registrant

Information required by this item for the company's directors will be contained in Westvaco's 2000 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 31, 2000, and is incorporated herein by reference. Information required by this item for the company's executive officers is contained in Part I of this report under the caption "Executive officers of the registrant."


Item 11.  Executive compensation

Information required by this item will be contained in Westvaco's 2000 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January
31, 2000, and is incorporated herein by reference.


Item 12. Security ownership of certain beneficial owners and management

Information required by this item will be contained in Westvaco's 2000 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January
31, 2000, and is incorporated herein by reference.


Item 13.  Certain relationships and related transactions

Information required by this item will be contained in Westvaco's 2000 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January
31, 2000, and is incorporated herein by reference.



                             Part IV

Item 14. Exhibits, financial statement schedules and reports on Form 8-K

(a) Documents filed as part of this report:

  1. Consolidated financial statements

      The consolidated financial statements of Westvaco
      Corporation and consolidated subsidiaries listed below are incorporated herein by reference to the following pages of the 1999 Westvaco Annual Report:


                                                        Page
    Consolidated statement of income for fiscal years
      ended October 31, 1999, 1998 and 1997               21

    Consolidated balance sheet at October 31, 1999
      and 1998                                            22

    Consolidated statement of shareholders' equity at
      October 31, 1999, 1998 and 1997                     23

    Consolidated statement of cash flows for fiscal
      years ended October 31, 1999, 1998 and 1997         24

    Notes to financial statements                         25 - 33

    Report of independent accountants                     34


  2. Consolidated financial statement schedules

  All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes thereto contained in the 1999 Westvaco Annual Report and incorporated herein by reference.


  3. Exhibits


     3.i Restated Certificate of Incorporation, previously filed as Exhibit 3(i) to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997, incorporated herein by reference.

     3.iiBylaws of Westvaco Corporation, previously filed as
         Exhibit 3a to the company's Quarterly Report on Form 10
         Q/A for the nine months ended July 31, 1996, File No. 1
         3013, and incorporated herein by reference.

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

    10.d Amendment to the Savings and Investment Restoration Plan, effective January 1, 1991, previously filed as Exhibit 10(e) to the company's Annual Report on Form 10K for the fiscal year ended October 31, 1991, incorporated herein by reference.

    10.e Amendment to the Savings and Investment Restoration Plan, effective October 1, 1995, previously filed as Exhibit 10(e) to the company's Annual Report on Form 10K for the fiscal year ended October 31, 1996, incorporated herein by reference.

    10.f The 1995 Salaried Employee Stock Incentive Plan, effective February 28, 1995, previously filed as
         Exhibit 99 to Registration Statement on Form S-8, File
         No. 33-57879, incorporated herein by reference.

    10.g The Westvaco Corporation Annual Incentive Compensation
         Plan, effective November 1, 1995, previously filed as Appendix A to the company's Notice of 1996 Annual Meeting of Shareholders and Proxy Statement dated December 29, 1995, File No. 1 3013, incorporated herein by reference.

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

    10.j Employment Agreement dated as of January 25, 1999, by and between Westvaco Corporation and John A. Luke, Jr., previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the three months ended January 31, 1999, File No. 1-3013, and incorporated herein by reference.

    10.k Employment Agreement dated as of January 26, 1999, by and between Westvaco Corporation and Rudolph G. Johnstone, Jr., previously filed as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the three months ended January 31, 1999, File No. 1-3013, and incorporated herein by reference.

    10.l Employment Agreement dated as of January 27, 1999, by and between Westvaco Corporation and R. Scott Wallinger, previously filed as Exhibit 10(e) to the company's Quarterly Report on Form 10-Q for the three months ended January 31, 1999, File No. 1-3013, and incorporated herein by reference.

    10.m Form of Employment Agreement by and between Westvaco
         Corporation and certain individual officers of the company dated January 1999, previously filed as Exhibit
         10(f) to the company's Quarterly Report on Form 10-Q for the three months ended January 31, 1999, File No. 13013, and incorporated herein by reference.

    10.n Form of Employment Agreement by and between Westvaco
         Corporation and certain individual officers of the company dated January 1999, previously filed as Exhibit 10(g) to the company's Quarterly Report on Form 10-Q for the three months ended January 31, 1999, File No. 1 3013, and incorporated herein by reference.

    10.o The 1999 Salaried Employee Stock Incentive Plan, effective September 17, 1999, previously filed as Exhibit 99 to Registration Statement on Form S-8, File No. 33-
         87275, incorporated herein by reference.

    10.p Form of Indemnification Contract between the company and each of its officers and directors as listed in the Westvaco Corporation 1999 Annual Report to
         Shareholders, incorporated herein by reference.

    13 The inside front cover and pages 14 through 35 of the Westvaco Corporation 1999 Annual Report to Shareholders. Except for the information that is expressly incorporated by reference, the Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

    21   Subsidiaries of the registrant.

    23   Consent of independent accountants.

    27   Financial data schedule.

(b)Reports on Form 8-K

     A report on Form 8-K was filed on October 5, 1999, and is incorporated herein by reference. The contents of the report are summarized below:

     Item 2. Acquisition or Other Disposition of Assets - News release dated October 4, 1999, the Board of Directors authorized a definitive agreement to acquire Temple-Inland Inc.'s bleached paperboard mill in Evadale, TX.
     Item 5. Other Events - News release dated October 4,
             1999, the Company announced a series of actions to improve the company's performance and a related charge which primarily consisted of a non-cash write-down of assets.
     Item 7. Financial Statements and Exhibits.


     A report on Form 8-K was filed on November 12, 1999, and is incorporated herein by reference. The contents of the report are summarized below:

     Item 5. Other Events - The Company announced the issuance in an underwritten public offering of $400,000,000 in notes comprised of $200,000,000 aggregate principal amount of 6.85% Notes due November 15, 2004 and $200,000,000 aggregate principal amount of 7.10% Notes due November 15, 2009.
     Item 7. Financial Statements and Exhibits.

     A report on Form 8-K was filed on November 23, 1999, and is incorporated herein by reference. The contents of the report are summarized below:

     Item 5. Other Events - On November 18, 1999, the Company reported its fourth quarter and audited year-end sales and earnings for the fiscal year ended October
             31, 1999.
     Item 7. Financial Statements and Exhibits.


     A report on Form 8-K was filed on December 3, 1999, and is incorporated herein by reference. The contents of the report are summarized below:

     Item 5. Other Events - News release dated November 29,
             1999, the Company announced that it signed a definitive agreement to acquire Mebane Packagiing
             Group, Inc.

     Item 7. Financial Statements and Exhibits.




Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WESTVACO CORPORATION
                               (Registrant)

November 23, 1999             By
                                      John A. Luke, Jr.
                                  Chairman, President and
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature               Title                       Date

                          Chairman, President,        November 23, 1999
John A. Luke, Jr.         Chief Executive Officer
                          and Director

                          Executive Vice President    November 23, 1999
Rudolph G. Johnstone, Jr. and Director

                          Senior Vice President       November 23, 1999
Karen R. Osar             (Principal Financial Officer)

                          Senior Vice President
James E. Stoveken, Jr.    and Comptroller             November 23, 1999
                         (Principal Accounting Officer)

                          Director                    November 23, 1999
Samuel W. Bodman III

                          Director                    November 23, 1999
W. L. Lyons Brown, Jr.

                          Director                    November 23, 1999
Michael E. Campbell

                          Director                    November 23, 1999
Dr. Thomas W. Cole, Jr.

                          Director                    November 23, 1999
David L. Hopkins, Jr.

                          Director                    November 23, 1999
Douglas S. Luke

                          Director                    November 23, 1999
William R. Miller

                          Director                    November 23, 1999
Jane L. Warner

                          Director                    November 23, 1999
Richard A. Zimmerman