Form 10-Q
period 2000-01-31
WESTVACO CORP
filed 2000-03-14
CIK 106498

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended January 31, 2000

                                OR

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

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




At January 31, 2000, the latest practicable date, there were 100,566,927 shares outstanding of Common Stock, $5 par value.


                        INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
   Consolidated Statement of Income for the three months ended January 31, 2000 and 1999

   Consolidated Balance Sheet as of January 31, 2000
   and October 31, 1999

   Consolidated Statement of Cash Flows for the three months ended January 31, 2000 and 1999

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



In thousands, except per share data

                                                 Three Months Ended
                                                     January 31
                                                 2000           1999

Sales                                        $799,593       $650,715
Other income (expense)                         12,359          8,705
                                              811,952        659,420

Cost of products sold (excluding
  depreciation shown below)                   554,243        464,360
Selling, research and administrative
  expenses                                     60,782         55,006
Depreciation and amortization                  71,902         69,331
Interest expense                               45,300         30,601
                                              732,227        619,298

Income before taxes                            79,725         40,122

Income taxes                                   29,500         14,900

Net income                                   $ 50,225       $ 25,222

Net income per share:
Basic                                        $    .50       $    .25
Diluted                                      $    .50       $    .25

Shares used to compute net income per share:
Basic                                         100,412        100,261
Diluted                                       100,965        100,468


Cash dividends per share of common stock     $    .22       $    .22



The accompanying notes are an integral part of these financial statements.



                    CONSOLIDATED BALANCE SHEET

In thousands
                                           January 31     October 31
                                                 2000           1999
                                          [Unaudited]

ASSETS
Cash and marketable securities             $  527,635     $  108,792
Receivables                                   364,794        318,369
Inventories                                   298,181        248,963
Prepaid expenses and other current assets      70,689         61,884
    Current assets                          1,261,299        738,008

Plant and timberlands:
  Machinery                                 5,596,084      5,094,773
  Buildings                                   758,573        672,744
  Other property, including plant land        241,896        226,977
                                            6,596,553      5,994,494
  Less: accumulated depreciation            2,847,880      2,779,199
                                            3,748,673      3,215,295
  Timberlands - net                           265,856        266,386
  Construction in progress                    147,188         99,702
                                            4,161,717      3,581,383

Other assets                                  793,558        577,301
                                           $6,216,574     $4,896,692

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses $ 398,838 $ 361,959 Notes payable and current maturities of
  long-term obligations                       374,457         50,200
Income taxes                                   14,370         12,955
    Current liabilities                       787,665        425,114

Long-term obligations                       2,391,134      1,502,177
Deferred income taxes                         819,996        798,113
Shareholders' equity:
  Common stock, $5 par, at stated value
   Shares authorized: 300,000,000
   Shares issued: 103,170,667 (1999-
    103,170,667)                              766,432        765,810
  Retained income                           1,633,051      1,607,504
  Accumulated other comprehensive
    income (loss)                            (118,178)      (129,981)
  Common stock in treasury, at cost
   Shares held: 2,603,740 (1999-
    2,877,824)                                (63,526)       (72,045)
                                            2,217,779      2,171,288
                                           $6,216,574     $4,896,692



The accompanying notes are an integral part of these financial statements.



               CONSOLIDATED STATEMENT OF CASH FLOWS
                            [Unaudited]

In thousands
                                                  Three Months Ended
                                                      January 31
                                                 2000           1999
Cash flows from operating activities:
  Net income                                $  50,225      $  25,222
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for depreciation and
      amortization                             71,902         69,331
    Provision for deferred income taxes        20,554         10,801
    (Gains) losses on sales of plant and
      timberlands                              (2,666)        (5,880)
    Pension credits and other employee
      benefits                                (24,807)       (18,187)
    Foreign currency transaction (gains)
      losses                                      193           (122)
  Changes in assets and liabilities:
   (Increase) decrease in receivables           6,009         16,975
   (Increase) decrease in inventories           7,865        (24,550)
   (Increase) decrease in prepaid expenses     (6,673)       (10,662)
   (Decrease) increase in accounts payable
      and accrued expenses                     (8,082)       (15,552)
   (Decrease) increase in income taxes payable 10,838          3,731
  Other, net                                    6,851          2,834
      Net cash provided by operating
        activities                            132,209         53,941

Cash flows from investing activities:
  Additions to plant and timberlands          (38,574)       (64,169)
  Payment for acquisitions, net of cash
    acquired                                 (763,960)             -
  Proceeds from sales of plant and
    timberlands                                10,350          8,734
  Other, net                                     (517)           (92)
      Net cash used in investing activities  (792,701)       (55,527)

Cash flows from financing activities:
  Proceeds from issuance of common stock        5,531          1,298
  Proceeds from issuance of debt            1,155,242        278,251
  Treasury stock purchases                       (631)        (5,152)
  Dividends paid                              (22,076)       (22,056)
  Repayment of notes payable and long-term
    obligations                               (59,811)      (241,104)
      Net cash (used in) provided by
        financing activities                1,078,255         11,237

Effect of exchange rate changes on cash         1,080        (19,915)

  Increase (decrease) in cash and marketable
    securities                                418,843        (10,264)

Cash and marketable securities:
  At beginning of period                      108,792        105,050
  At end of period                         $  527,635      $  94,786



The accompanying notes are an integral part of these financial statements.



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            [Unaudited]


1.  Statement of Information Furnished
The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the interim periods presented. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 1999 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the company's 1999 Annual Report on Form 10-K.


2.  Current Assets
Marketable securities of $35,520,000 ($39,349,000 at October 31,
1999) are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:

                                           January 31     October 31
      (In thousands)                             2000           1999

      Raw materials                          $ 52,800      $  45,453
      Production materials, stores
        and supplies                           81,573         66,191
      Finished and in process goods           163,808        137,319
          Total                              $298,181       $248,963


3.  Net Income Per Common Share
Basic earnings per share for all the periods presented have been calculated using the weighted average shares outstanding. In computing diluted earnings per share, incremental shares issuable upon the assumed exercise of stock options have been added to the weighted average shares outstanding.


4. Segment Information
In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which the company adopted at October 31, 1999. Adoption of the standard had no impact on our net income. Previously reported segment information has been restated to conform to the new standard.

                                         Sales
(In millions)                    ----------------------
                                        Inter-               OperatingSegment
                                 Trade  segment    Total    Profit      Assets
Quarter ended January 31, 2000
 Paper                          $288.1   $  6.7   $294.8    $ 33.0    $1,435.9
   Packaging                     386.5      1.2    387.7      57.8     2,937.1
   Rigesa                         37.2        -     37.2       5.5       270.2
 Packaging total                 423.7      1.2    424.9      63.3     3,207.3
 Chemical                         75.7      5.7     81.4      12.7       318.7
 Corporate and other              12.1      9.0     21.1     (29.3)    1,254.7
 Total                           799.6     22.6    822.2      79.7     6,216.6
 Intersegment eliminations                (22.6)   (22.6)
 Consolidated totals            $799.6   $    -   $799.6    $ 79.7    $6,216.6



                                         Sales
                                 -----------------------
                                         Inter-              OperatingSegment
                                 Trade  segment    Total    Profit      Assets
Quarter ended January 31, 1999
 Paper                          $236.2   $  5.3   $241.5    $ 12.9    $1,494.0
   Packaging                     294.6      1.1    295.7      32.5     2,142.2
   Rigesa                         39.5        -     39.5       3.7       220.2
 Packaging total                 334.1      1.1    335.2      36.2     2,362.4
 Chemical                         69.3      4.1     73.4      11.3       314.5
 Corporate and other              11.1      9.8     20.9     (20.3)      748.4
 Total                           650.7     20.3    671.0      40.1     4,919.3
 Intersegment eliminations                (20.3)   (20.3)
 Consolidated totals            $650.7   $    -   $650.7    $ 40.1    $4,919.3


5.  Comprehensive Income
Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the periods presented below included foreign currency translation adjustments associated with the company's Brazilian and Czech Republic operations. There was no tax expense or tax benefit associated with the foreign currency translation items.

Comprehensive income

      (In thousands)                            Three Months Ended
                                                    January 31
                                                2000           1999
      Net income                             $50,225       $ 25,222
      Other comprehensive income (loss):
          Foreign currency translation
                          adjustments         11,803        (95,892)
      Comprehensive income (loss)            $62,028       $(70,670)


6.  Acquisitions
On December 29, 1999, the company completed its acquisition of Temple-Inland's bleached paperboard mill in Evadale, TX
("Evadale"). The total purchase price, net of $82 million of debt assumed, was $576 million. The company used existing cash reserves, commercial paper and $400 million of debentures issued on November 5, 1999 to fund the purchase.

On January 7, 2000, the company completed the purchase of Mebane Packaging Group ("Mebane"), a leading supplier of packaging for pharmaceutical products and personal care items, based in Mebane, NC. The company used existing cash reserves and commercial paper to fund the purchase.

The company accounted for these transactions using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired businesses were included in the consolidated balance sheet at January 31, 2000. The purchase price for these acquisitions, including transaction costs, has been allocated to assets acquired and liabilities assumed based on estimated market values at the date of acquisition. The purchase price allocation for these acquisitions is preliminary and further refinements are likely to be made upon completion of final valuation studies. The operating results of these acquired businesses have been included in the consolidated statement of income from the date of acquisition.

The following unaudited pro forma consolidated results of operations are presented as if the Evadale and Mebane acquisitions had been made at the beginning of the periods presented. The pro forma data for the first quarter of 2000 reflects 29 days and 25 days of Westvaco's operations of the Evadale mill and Mebane plants respectively, the balance of the first quarter of 2000 and all of the prior year quarter reflect the results of operations under the management of the prior owners.

                                            Three Months Ended
(In thousands, except per share)                January 31
                                            2000          1999
Net sales                               $884,856      $766,956
Net earnings                              48,512        19,787
Basic earnings per common share              .48           .20
Diluted earnings per common share            .48           .20

The pro forma consolidated results of operations include adjustments to give effect to depreciation, amortization of goodwill on a straight-line basis over 40 years and interest expense on acquisition debt, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented nor is it indicative of the future results of the combined operations.




Item 2.Management's Discussion and Analysis of
       Financial Condition and Results of Operations
               [Unaudited]

Results of Operations
Company-wide initiatives implemented following a strategic review completed last year, including the Evadale acquisition, cost containment steps and success in improving our market positions, have beneficially impacted first quarter financial results. Sales of $799.6 million for the 2000 first quarter were 22.9% more than the 1999 first quarter reflecting a 21.5% increase in volume, and a 1.4% increase in price and product mix. Net income from operations for the first quarter ended January 31, 2000 was $50.2 million or $.50 per share (basic and diluted), compared to $25.2 million or $.25 per share (basic and diluted) for the 1999 period. Packaging and coated paper markets in particular have experienced increased demand compared to the prior year period. Export sales from the United States increased 29% to $130.1 million, compared to the first quarter of 1999, principally in bleached paperboard, coated papers and linerboard, and accounted for approximately 16% of the company's first quarter sales. Total sales outside of the United States, including sales of our foreign operating subsidiaries, increased 18% from the prior year period, and accounted for approximately 21% of consolidated sales. Gross profit margin for the first quarter of 2000 was 22% compared with 18% for the prior year period due principally to volume increases as well as the benefits of our cost reduction program. First quarter 2000 operating expenses also benefited from an increase in the non-cash pension credits of $7.9 million to $27.1 million, reflecting cumulative favorable investment returns on pension plan assets.

Paper
Paper segment sales for the first quarter increased 22.0% from the comparable 1999 quarter due to an increase in volume of 17.4% and a 4.6% increase in price and product mix. Paper segment operating profit increased substantially in the first quarter ended January 31, 2000 to $33.0 million compared to $12.9 million for the same 1999 period principally due to strong market conditions, lower manufacturing costs and product mix improvements, along with some price recovery.

Packaging
Sales for the packaging segment increased 26.8% compared to the 1999 first quarter due to an increase in volume of 28.3%, partially offset by a 1.5% decrease in price and product mix. The Evadale mill was accretive to earnings and cash flow during our first month of ownership, reflecting the mill's significant progress in improving productivity and product quality. Operating profit for the packaging segment increased to $63.3 million from the 1999 first quarter profit of $36.2 million, driven by strong global demand. Rigesa Ltda., our Brazilian subsidiary, accounted for approximately 8.7% of segment operating profit in the first quarter of 2000, compared to approximately 10.3% for the 1999 comparable period. During the first quarter of 2000, approximately 22% of packaging segment sales were made to the tobacco industry for packaging tobacco products compared to approximately 26% for the 1999 comparable period. Of these tobacco sales, approximately 15% (1999 -18%) of the segment sales were exported or used to produce products for export with the remaining 7% (1999-8%) made for the domestic tobacco industry for sale in the United States. The current legal, regulatory and legislative pressures on the tobacco industry may have an adverse effect on packaging segment profitability. While we would expect to compensate for such an adverse effect by continuing growth in other consumer product markets, these alternatives may not, in the short run, fully offset any decline in profitability related to sales to the tobacco industry.

Chemicals
Sales for the chemicals segment increased 10.9% from the 1999 first quarter due to an increase in volume of 8.1% and an increase in price and product mix of 2.8%. The 2000 first quarter operating profit for the chemicals segment increased 12.7% to a level of $12.7 million, reflecting favorable margins for our crude tall oil products and strong market demand.

Acquisitions
On December 29, 1999, Westvaco completed its acquisition of Temple-Inland Inc.'s bleached paperboard mill in Evadale, Texas. The total purchase price, net of $82 million of debt assumed, was $576 million. The transaction also included a long-term contract with Temple-Inland for the supply of wood fiber to the mill. The Evadale mill's annual production capacity of 670,000 tons will increase Westvaco's total bleached paperboard production capacity to 1.6 million tons. The Evadale mill was accretive to our earnings and cash flow during the first month of ownership, reflecting the mill's significant progress in improving productivity and product quality. These initial results reinforce our earlier projection that the mill will add at least $100 million a year to pretax earnings by 2002.

On January 7, 2000, Westvaco completed the acquisition of Mebane Packaging Group, Inc., a leading supplier of packaging for pharmaceutical products and personal care items, based in Mebane, NC. Mebane has seven packaging plants located in Greenville, MS, Garner and Mebane, NC, Chatham and Kearny, NJ, Memphis, TN, and Caguas, Puerto Rico. The integration of Mebane into Westvaco is proceeding on schedule, and the acquisition is expected to be accretive to the company's cash flow and earnings within two years. This acquisition increases our presence in select packaging markets particularly pharmaceutical, health care and personal care. Our combined product development capabilities and manufacturing base will enable us to gain more business with existing and new customers.


LIQUIDITY AND CAPITAL RESOURCES
At January 31, 2000, the ratio of current assets to current liabilities was 1.6 compared to 1.7 at October 31, 1999. Cash and marketable securities increased in the first quarter as cash provided by operations and financing exceeded cash used for investing activities. Cash flows from operations totaled $132.2 million for the three months ended January 31, 2000, compared to $53.9 million for the comparable 1999 period.

Cash expenditures for capital investments, excluding acquisitions, totaled $38.6 million for the first quarter of 2000, compared to $64.2 million for the comparable 1999 period. This planned lower level of capital spending follows the completion of several important initiatives in support of our long-term strategy. At January 31, 2000, the amounts committed to complete all authorized capital projects were approximately $141.4 million. Total capital expenditures are expected to approximate $250 million in 2000 and will be used to support our current production capacity levels. The company may from time to time use outside sources as needed to finance future capital investments, as it has in the past.

The company maintains a $500 million revolving credit agreement, and there was no borrowing under this arrangement during the current period. The ratio of debt to total capital employed was 48% at January 31, 2000, and 34% at October 31, 1999. The company has repaid $270 million of higher coupon debt and some commercial paper in the second quarter; had this taken place, prior to January 31, 2000, the debt to capital employed would have been 44%. Short-term borrowings amounting to $270 million, whose repayment terms can be extended under the loan agreement and which are intended to be outstanding more than one year, have been reclassified as long-term obligations. In connection with the acquisitions of Temple-Inland's bleached paperboard mill and the Mebane Packaging Group discussed above, in November 1999 the company issued $200 million of 6.85% five-year notes and $200 million of 7.10% ten-year notes, and in January 2000, the company issued $400 million of 8.20% thirty-year notes to fund these purchases, with the remainder to be added to the company's general corporate funds and available for repayment of existing debt, future capital outlays and working capital purposes.

Accounting changes: In 2001, the company is required to adopt a new accounting standard issued by the Financial Accounting Standards
Board: Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities. The company does not believe that the adoption of this statement will have a material effect on the results of operations.


Year 2000
The company's information and noninformation technology systems have experienced no material Year 2000 compliance related problems. During the critical transition period the only problems encountered were minor and quickly resolved. Equally satisfactory results were achieved at the bleached paperboard mill recently purchased from Temple-Inland and the seven packaging plants Westvaco recently purchased from Mebane Packaging Group. Westvaco is not aware of any significant Year 2000 related issues with any of its major customers, vendors or other third parties with whom it has business relationships.

As of January 31, 2000, total costs of the work necessary to address the company's Year 2000 issues were $7.6 million including both internal costs (e.g., related payroll and required downtime) and external costs (e.g., hiring consultants to assist in compliance efforts). Program costs do not include the cost of major new business system implementations scheduled prior to the company's specific Year 2000 compliance efforts. Costs would have been substantially greater but for the fact that recent modernization of many of the company's business systems involved the replacement of software with new Year 2000 compliant software at a cost of approximately $30 million. No significant technology projects were deferred as a result of the company's Year 2000 compliance work.

The company continues to monitor for Year 2000 related problems and remains optimistic concerning its readiness with respect to upcoming transition periods. Westvaco does not expect any material adverse impact on its long-term results of operations, liquidity or financial position due to any possible Year 2000 related issues.

Environmental Matters
In 1995, the company authorized removal of elemental chlorine from all of its pulp bleaching processes. This important initiative, completed during 1997 at a cost of approximately $110 million, represented a major step by Westvaco in addressing EPA regulations for the U.S. pulp and paper industry regarding air and water quality. These regulations, known as the Cluster Rule, were published in the Federal Register in April 1998. The company anticipates additional capital costs to comply with other parts of these new regulations over the next several years to be in the range of $100 million to $150 million which will also increase operating costs in the range of $3 million to $7 million annually. Environmental organizations are challenging the EPA regarding certain aspects of the Cluster Rule in the U.S. Court of Appeals. Westvaco and other companies are participating in that litigation. If the legal challenge by environmental organizations to the regulations is successful, the company could face additional compliance costs of up to $150 million over the next several years.

The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. In addition, the company is involved in the remediation of certain other than CERCLA sites and has accrued approximately $11 million for remediation of these sites.

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

No material changes occurred during the quarter to information previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.


                    PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
In April 1999, EPA, Region III, issued Notices of Violation (NOVs) to seven paper industry facilities, including the company's Luke, Maryland, mill, alleging violation of EPA's Prevention of Significant Deterioration
(PSD) regulations requiring special permitting and emissions evaluation prior to industrial expansion. The NOV received by the company primarily targets three capital projects at the mill, one in 1982 and two in 1989. The NOV alleges that the company did not obtain PSD permits or install required pollution controls, and it sets forth EPA's authority to seek $27,500 per day for each violation. The company has presented substantial data demonstrating that PSD requirements did not apply to the targeted projects and that new emission controls proposed by EPA are not required by the governing regulations. Unless the matter is resolved, an enforcement action may be brought against the company.


Item 4. Submission of Matters to a Vote of Security Holders
(a)  The Annual Meeting of Shareholders of Westvaco
     Corporation was held on February 22, 2000.

(b)  The directors named in the Proxy Statement were elected to three-year terms expiring in 2003, with the following
     results:
                                    Shares     Shares
                                  Voted For   Withheld

     Samuel W. Bodman III        94,140,607    863,277
     Dr. Thomas W. Cole, Jr.     94,105,889    897,995
     Rudolph G. Johnstone, Jr.   93,981,756  1,022,128

     Directors whose terms of office continue: W. L. Lyons Brown, Jr., Michael E. Campbell, John A. Luke, Jr., William R. Miller, David L. Hopkins, Jr., Douglas S. Luke, Jane L. Warner and
     Richard A. Zimmerman.

(c) The appointment of PricewaterhouseCoopers LLP as independent accountants was ratified by a vote of 94,649,073 shares in favor, 104,578 shares in opposition and 250,233 shares abstained.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

        10(a). Employment Agreement dated as of March 2, 2000, by and between Westvaco Corporation and James
                A. Buzzard.

        10(b). Employment Agreement dated as of March 3, 2000, by and between Westvaco Corporation and Karen
                R. Osar.

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

        Item 7. Financial Statements and Exhibits.

        A report on Form 8-K was filed on December 3, 1999, and is incorporated herein by reference. The contents of the report are summarized below:

        Item 5. Other Events - News release dated November 29,
                1999, the Company announced that it signed a definitive agreement to acquire Mebane Packaging
                Group, Inc.

        Item 7. Financial Statements and Exhibits.

        A report on Form 8-K was filed on January 3, 2000, and is incorporated herein by reference. The contents of the report are summarized below:

        Item 5. Other Events - News release dated December 29,
                1999, the Company completed its previously announced acquisition of Temple-Inland Inc.'s bleached paperboard mill in Evadale, TX.

        Item 7. Financial Statements and Exhibits.

        A report on Form 8-K was filed on January 10, 2000, and is incorporated herein by reference. The contents of the report are summarized below:

        Item 5. Other Events - News release dated January 7, 2000, the Company completed its previously announced acquisition of Mebane Packaging Group, Inc.

        Item 7. Financial Statements and Exhibits.

        A report on Form 8-K was filed on January 24, 2000, and is incorporated herein by reference. The contents of the report are summarized below:

        Item 5. Other Events - The Company announced the issuance in an underwritten public offering of $400,000,000 in 8.20% Debentures due 2030.

        Item 7. Financial Statements and Exhibits.




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WESTVACO CORPORATION
                                   (Registrant)



March 8, 2000                      _______________________________
                                   Karen R. Osar
                                   Senior Vice President and Chief
                                   Financial Officer
                                   (Principal Financial Officer)