Form 10-Q
period 2000-04-30
WESTVACO CORP
filed 2000-06-13
CIK 106498

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the second quarter ended April 30, 2000

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



At April 30, 2000, the latest practicable date, there were 100,654,831 shares outstanding of
Common Stock, $5 par value.




                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

                       INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                           Page No.

Item 1.  Financial Statements:
   Consolidated Statement of Income for the three months
   and six months ended April 30, 2000 and 1999            2

   Consolidated Balance Sheet as of April 30, 2000
   and October 31, 1999                                    3

   Consolidated Statement of Cash Flows for the
   six months ended April 30, 2000 and 1999                4

   Notes to Consolidated Financial Statements              5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     9

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                 14


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                 14

Item 6.  Exhibits and Reports on Form 8-K                  14

SIGNATURES                                                 15



                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                CONSOLIDATED STATEMENT OF INCOME
                           [Unaudited]

In thousands, except per share data

                            Three Months Ended        Six Months Ended
                                  April 30                 April 30
                                2000      1999         2000         1999
Sales                        904,658   679,481    1,704,251    1,330,196
Other income (expense)        14,854     4,611       27,213       13,316
                             919,512   684,092    1,731,464    1,343,512

Cost of products sold
(excludes depreciation
 shown below)                617,434   485,836   1,171,677       950,196
Selling, research and
  administrative expenses     66,402    56,232     127,184       111,238
Depreciation and
  amortization                78,907    68,786     150,809       138,117
Interest expense               45,401   30,843      90,701        61,444

                             808,144   641,697   1,540,371     1,260,995

Income before taxes and
  extraordinary charge       111,368    42,395     191,093        82,517

Income taxes                  41,200    15,100      70,700        30,000

Income before extraordinary
  charge                      70,168    27,295     120,393        52,517

Extraordinary charge -
  extinguishment of debt,
  net of taxes                (8,803)        -     (8,803)            -

Net income                    61,365    27,295     111,590        52,517

Net income per share:
Basic and Diluted:
Income before extraordinary
  item                           .70       .27        1.20           .52
Extraordinary item              (.09)        -        (.09)            -
Net income                       .61       .27        1.11           .52


Shares used to compute net
income per share:
Basic                        100,607   100,111     100,501       100,188
Diluted                      100,978   100,145     100,963       100,308

Cash dividends per share of
  common stock                  0.22      0.22        0.44          0.44


The accompanying notes are an integral part of these financial statements.

                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

                   CONSOLIDATED BALANCE SHEET
                           [Unaudited]

In thousands
                                April 30, 2000  October 31, 1999
ASSETS
Cash and marketable
  securities                         124,645        108,792
Receivables, net                     352,552        318,369
Inventories                          296,701        248,963
Prepaid expenses
                                      69,704         61,884
    Current assets                   843,602        738,008

Plant and timberlands:
  Machinery                        5,615,966      5,094,773
  Buildings                          759,653        672,744
  Other property,
   including plant land              226,977        242,139
                                   6,617,758      5,994,494
  Less: accumulated
         depreciation              2,885,971      2,779,199
                                   3,731,787      3,215,295
  Timberlands - net                  264,127        266,386
  Construction in progress           125,249         99,702

                                   4,121,163      3,581,383

Other assets                         826,653        577,301
                                   5,791,418      4,896,692

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and
accrued expenses                     423,493        361,959
Notes payable and current
  maturities of
  long-term obligations               18,650         50,200
Income taxes                           4,532         12,955
    Current liabilities              446,675        425,114

Long-term obligations              2,238,841      1,502,177
Deferred income taxes                848,354        798,113
Shareholders' equity:
 Common stock, $5 par, at
  stated value
  shares authorized:
  300,000,000
  shares issued:
  103,170,667
  (1999-103,170,667)                 765,585        765,810
  Retained income                  1,671,776      1,607,504
  Accumulated other
   comprehensive income
   (loss)                           (119,786)      (129,981)
  Common stock in
   treasury, at cost
   shares held: 2,515,836
   (1999-2,877,824)                  (61,027)       (72,045)
                                   2,257,548      2,171,288
                                   5,791,418      4,896,692

The accompanying notes are an integral part of these financial statements.




                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

              CONSOLIDATED STATEMENT OF CASH FLOWS
                           [Unaudited]

    In thousands                                Six Months Ended
                                                    April 30

                                                2000         1999
    Cash flows from operating
     activities:
      Net income                             111,590       52,517
      Adjustments to reconcile net
       income to net cash provided
       by operating activities:
       Provision for depreciation and
        amortization                         150,809      138,117
       Provision for deferred income
        taxes                                 48,528       26,620
        (Gains) losses on sales of
         plants and timberlands              (13,639)      (6,481)
        Pension credits and other
         employee benefits                   (48,726)     (38,921)
        Foreign currency transaction
         loss (gain)                             287        3,251
        Loss on extinguishment of debt         8,803          -0-
      Changes in assets and
       liabilities:
        (Increase) decrease in
          receivables                         (2,222)      (1,890)
        (Increase) decrease in
          inventories                            316       (4,851)
        (Increase) decrease in prepaid
          expenses                            (5,066)      (5,719)
        (Decrease) increase in accounts
          payable and accrued expenses        14,328      (12,744)
        (Decrease) increase in income
          taxes payable                          982       (2,519)
         Other, net                           (1,821)       1,180
          Net cash provided by
           operating activities              264,169      148,560

    Cash flows from investing
    activities:
      Additions to plant and
       timberlands                           (71,986)    (125,470)
      Payments for acquisitions             (765,060)     (22,659)
      Proceeds from sales of plant
       and timberlands                        25,294       11,635
      Other, net                              (1,315)        (172)
           Net cash used in investing
            activities                      (813,067)    (136,666)

    Cash flows from financing
    activities:
      Proceeds from issuance of common
       stock                                   8,137        5,777

      Proceeds from issuance of debt       1,408,765      498,205
      Treasury stock purchases                (1,255)      (9,608)
      Dividends paid                         (44,201)     (44,071)
      Repayment of notes payable and
       long-term obligations                (807,150)    (462,621)
          Net cash (used in) provided
           by financing activities           564,296      (12,318)

    Effect of exchange rate changes on
      cash                                       455     (13,221)

      Increase (decrease) in cash and
       marketable securities                  15,853     (13,645)

    Cash and marketable securities:
      At beginning of period                 105,050     108,792
      At end of period                       124,645      91,405

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

2.  Current Assets

Marketable securities of $32,420,000 ($39,349,000 at October 31,
1999) have maturities of three months or less and are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:

                                   April 30  October 31
     In thousands                    2000        1999

   Raw materials                    49,162      45,453
   Production materials, stores
     and supplies                   81,795      66,191
   Finished and in process goods   165,744     137,319
         Total                     296,701     248,963

If inventories had been valued at current cost, they would have been $447,422 in 2000 (1999-$368,105).

3.  Net Income Per Common Share
Basic earnings per share for all the periods presented have been calculated using the weighted average shares outstanding. In computing diluted earnings per share, incremental shares issuable upon the assumed exercise of stock options have been added to the weighted average shares outstanding. For the three months ended April 30, 2000 and 1999, options of 2.1 million and 5.3 million for the exercise of common stock, respectively, were not included in the calculation of weighted average shares for diluted EPS because their effects would have been antidilutive. For the six months ended April 30, 2000 and 1999, antidilutive shares of 2.1 million and 4.6 million, respectively, were not included.

4. Segment Information
In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which the company adopted at October 31, 1999. Adoption of this standard had no impact on our net income. Previously reported segment information has been restated to conform to the new standard.


                                 Sales
(In millions)                    Inter-          Operating    Segment
                          Trade  segment   Total   Profit      Assets
Quarter ended
  April 30, 2000
     Packaging           $493.8  $   0.5  $494.3  $ 82.6   $2,902.6
     Rigesa                42.1             42.1     4.6      283.4
  Total Packaging         535.9       .5   536.4    87.2    3,186.0
    total
     Paper                281.5     6.2    287.7    35.4    1,394.5
     Chemical              76.7     7.3     84.0    18.3      318.2
     Corporate and other   10.6    10.4     21.0   (29.5)     892.7
     Total                904.7    24.4    929.1   111.4    5,791.4
     Intersegment
      eliminations                (24.4)   (24.4)
     Consolidated
      totals             $904.7   $       $904.7  $111.4   $5,791.4

                                 Sales
(In millions)                    Inter-           Operating   Segment
                         Trade   segment   Total   Profit      Assets
Quarter ended
  April 30, 1999
     Packaging           $331.2   $ 0.9   $332.1    $44.5    $2,156.3
     Rigesa                30.3             30.3      6.9       259.8
  Total Packaging         361.5      .9    362.4     51.4     2,416.1
     Paper                239.1     2.6    241.7      5.7     1,483.3
     Chemical              70.0     5.0     75.0     14.0       318.1
     Corporate and other    8.9    10.1     19.0    (28.7)      755.2
     Total                679.5    18.6    698.1     42.4     4,972.7
     Intersegment
      eliminations                (18.6)   (18.6)
     Consolidated
      totals             $679.5  $        $679.5   $ 42.4    $4,972.7

                                 Sales
(In millions)                    Inter-           Operating
                            Trade  segmentTotal   Profit
Six months ended
  April 30, 2000
     Packaging            $880.3  $ 1.7   $882.0     $140.4
     Rigesa                 79.3            79.3       10.1
 Total Packaging           959.6    1.7    961.3      150.5
     Paper                 569.6   12.9    582.5       68.4
     Chemical              152.4   13.0    165.4       31.0
     Corporate an other     22.7   19.4     42.1      (58.8)
     Total               1,704.3   47.0  1,751.3      191.1
     Intersegment
      eliminations                (47.0)   (47.0)
     Consolidated
      totals            $1,704.3  $     $1,704.3     $191.1

                                 Sales
(In millions)                    Inter-              Operating
                          Trade  segment   Total      Profit
Six months ended
 April 30, 1999
     Packaging          $ 625.8   $ 2.0   $627.8      $77.0
     Rigesa                69.8             69.8       10.6
 Total Packaging          695.6     2.0    697.6       87.6
     Paper                475.3     7.9    483.2       18.6
     Chemical             139.3     9.1    148.4       25.3
     Corporate and other   20.0    19.9     39.9      (49.0)
     Total              1,330.2    38.9  1,369.1       82.5
     Intersegment
      eliminations                (38.9)  (38.9)
     Consolidated
      totals           $1,330.2   $     $1,330.2      $82.5


                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           [Unaudited]


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


(In thousands)                    Three Months ended   Six Months Ended
                                      April 30,             April 30,
                                    2000     1999        2000     1999
Net income                        $61,365  $27,295    $111,590  $52,517
Other comprehensive
  income (loss):
Foreign currency
translation adjustments          (1,608)    23,921      10,195  (71,971)
Comprehensive income (loss)     $59,757    $51,216    $121,785 $(19,454)


6.  Acquisitions/Dispositions
On December 29, 1999, the company completed its acquisition of Temple-Inland's bleached paperboard mill in Evadale, TX
("Evadale"). The total purchase price, net of $82 million of debt assumed, was $566 million. The company used existing cash reserves, commercial paper and $400 million of debentures issued on November 5, 1999 to fund the purchase.

On January 7, 2000, the company completed the purchase of Mebane Packaging Group ("Mebane"), a leading supplier of packaging for pharmaceutical products and personal care items, based in Mebane, NC. The company used existing cash reserves and commercial paper to fund the purchase.

The company accounted for these transactions using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired businesses were included in the consolidated balance sheet at April 30, 2000. The purchase price for these acquisitions, including transaction costs, has been allocated to assets acquired and liabilities assumed based on estimated market values at the date of acquisition. The purchase price allocation for these acquisitions is preliminary and further refinements are likely to be made upon completion of final valuation studies. Results for the second quarter of fiscal 2000 include a full three months of contributions from Evadale and Mebane. The following pro forma consolidated results of operations are presented as if the Evadale and Mebane acquisitions had been made at the beginning of the periods presented. The pro forma data for the first half of fiscal 2000 reflects 124 days and 115 days of Westvaco's operation of the Evadale mill and Mebane plants, respectively. The balance of the first half of fiscal 2000 and all of the prior year reflect the results of operations under the management of the prior owners.

                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           [Unaudited]


6.  Acquisitions/Dispositions (cont'd)

(Pro forma-in thousands,
  except per share)       Three Months Ended        Six Months Ended
                               April 30,                April 30,
                           2000        1999         2000          1999
Net sales              $904,658    $813,996   $1,789,514    $1,580,952

Income before            70,168      19,492      118,680        39,279
 extraordinary items
  Per share of
   common stock:
                   Basic  $0.70       $0.19        $1.18         $0.39
                 Diluted  $0.70       $0.19        $1.18         $0.39

Net Income               61,365      19,492      109,877        39,279
 Per share of
  common stock:
                   Basic  $0.61       $0.19        $1.09         $0.39
                 Diluted  $0.61       $0.19        $1.09         $0.39

The pro forma consolidated results of operations include adjustments to give effect to depreciation, amortization of goodwill on a straight-line basis over 40 years and interest expense on acquisition debt, together with related income tax effects. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented nor is it necessarily indicative of the future results of the combined operations.

During the fourth quarter of fiscal 1999, certain assets of the company's liquid packaging plant were written down to reflect the plant's planned shutdown. During the second quarter of fiscal 2000, the liquid packaging plant was sold to Blue Ridge Paper Products, Inc, resulting in a pretax gain of $11.2 million, which is included in Other income (expense).


7.Extraordinary Item
Earnings for the second quarter and six months of 2000 include an extraordinary charge of $8.8 million, or $.09 per share from the early retirement of high interest rate debt.



                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

Item 2.Management's Discussion and Analysis of
      Financial Condition and Results of Operations

Results of Operations
Company-wide initiatives implemented in connection with a strategic review initiated last year, including the Evadale and Mebane acquisitions, cost containment steps and success in improving our market positions, have beneficially impacted second quarter financial results. Sales in the second quarter of 2000 ended April 30 totaled $904.7 million, 33.1% more than the same period a year ago, and reflect an increase in volume of 26.4 % and a 6.7% increase in price and product mix. Sales for the first six months of 2000 totaled $1.7 billion, a 28.1% increase compared to the first half of fiscal 1999, reflecting a 24.2% increase in volume and a 3.9% increase in price and product mix. Second quarter 2000 earnings were $.61 per share (basic and diluted) compared to $.27 per share (basic and diluted) for the 1999 period. Earnings for the first six months of fiscal 2000 totaled $111.6 million, or $1.11 per share (basic and diluted) up from the $52.5 million, or $.52 per share (basic and diluted), earned during the first half of 1999. Earnings for the second quarter and six months of 2000 include an extraordinary charge of $8.8 million, or $.09 per share from the early retirement of high interest rate debt and a gain of $11.2 million pretax, or $.07 per share from the sale of liquid packaging assets. Earnings for the second quarter of 1999 include $.03 per share from the recovery of excess costs associated with the start-up of a power cogeneration facility at our mill in Charleston, SC. Sales and income for the second quarter of 2000 benefited from a full three months of contributions by the acquisitions made in the first quarter of a bleached paperboard mill in Evadale, TX, and Mebane Packaging Group, as well as stronger business conditions.

Export sales from the United States increased 16% compared to the second quarter of 1999, and accounted for 17% of the company's second quarter sales. Total sales outside of the United States, including sales of our foreign operating subsidiaries accounted for approximately 22% of consolidated sales. Currently international demand has begun to improve for the company's bleached board, as well as saturating kraft paper used in decorative laminates. Gross profit margin for the second quarter of 2000 was 23% compared with 19% for the prior year period due principally to volume increases as well as benefits of our cost reduction program. For the second
quarter and the six months ended   April 30, 2000, operating
expenses also benefited from an increase in the non-cash pension credits of $6.0 million and $13.9 million, respectively, reflecting cumulative favorable investment returns on pension plan assets.

Packaging
Sales for the packaging segment increased 48.0% compared to the 1999 second quarter reflecting the effects of higher shipment volume, product mix improvement and very strong performance by the company's recently acquired bleached paperboard mill in Evadale, TX; unit volume increased 41.2% and price and product mix improved by 6.8%. Operating profit for the packaging segment increased to $87.2 million from the 1999 second quarter profit of $51.4 million. Both the increase in our operating profit and higher shipment volume reflect a full three months of contributions by our bleached paperboard mill in Evadale, TX, and Mebane Packaging Group as well as stronger business conditions. We acquired Evadale in late December and Mebane in early January. Promising trends in packaging businesses include increased sales of unbleached folding carton board and


                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Packaging (cont'd)
higher shipments in Brazil in the second quarter than the first quarter. Rigesa's operation accounted for approximately
5% of segment operating profit in the second quarter of 2000, compared to approximately 13% for the 1999 comparable period; this decrease is due to the writedown of underutilized assets.
During the first six months of 2000, approximately 20% of packaging segment sales were made to the tobacco industry for packaging tobacco products compared to approximately 27% for the 1999 comparable period. Of these tobacco sales, approximately 14% (1999-19%) of the segment sales were exported or used to produce products for export with the remaining 6% (1999-8%) made for the domestic tobacco industry for sale in the United States. Increasingly competitive conditions as well as the current legal, regulatory and legislative pressures on the tobacco industry may have an adverse effect on packaging segment profitability. While we would expect to compensate for such an adverse effect by continuing our growth in other consumer product markets, these alternatives may not, in the short run, fully offset any decline in profitability related to sales to the tobacco industry.

Paper
Paper segment sales for the second quarter increased 19.1% from the comparable 1999 period. This change reflects an increase in unit volume of 9.7% and an increase in price and product mix of 9.4%. Sales of coated printing papers increased sharply in the second quarter compared to the same period in 1999 as new products led to increased market share and higher prices. Operating profit for the paper segment was $35.4 million for the 2000 second quarter compared to $5.7 million for the 1999 period. Nearly all of the improvement resulted from our coated papers business including price and mix improvement, manufacturing efficiencies and higher shipment volumes along with cost reductions.

Chemicals
Sales for the chemicals segment increased 12.1% from the 1999 second quarter. This change reflects an increase in volume of 9.5% and an increase in price and product mix of 2.6%. Operating profit for the chemicals segment was $18.3 million for the 2000 second quarter compared to $14.0 million for the 1999 period. This increase was due to strong U.S. demand for activated carbon products used in automotive emission controls and tall oil based ingredients for ink resins, coating, paper sizing, adhesives and other products and cost savings activities. We expect demand for activated carbon to increase as auto manufacturers phase in emission control features for trucks, including sport utility vehicles.

Corporate & other items:
During the fourth quarter of fiscal 1999, certain assets of the company's liquid packaging plant were written down to reflect the plant's planned shutdown. During the second quarter of fiscal 2000, the liquid packaging plant was sold to Blue Ridge Paper Products, Inc, resulting in a pretax gain of $11.2 million which is included in Other income (expense). Interest expense has increased $14.6 million from the 1999 second quarter due to the issuance of long-term debt in the first quarter of 2000.



                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


 Acquisitions
 On December 29, 1999, Westvaco completed its acquisition of Temple-Inland Inc.'s bleached paperboard mill in Evadale, Texas. The total purchase price, net of $82 million of debt assumed, was $566 million, including working capital. The transaction also included a long-term contract with Temple-Inland for the supply of wood fiber to the mill. The Evadale mill's annual production capacity of 670,000 tons will increase Westvaco's total bleached paperboard production capacity to 1.6 million tons. The Evadale mill has been accretive to our earnings and cash flow since its acquisition, reflecting the mill's significant progress in improving productivity and product quality. These initial results reinforce our earlier projection that the mill will add at least $100 million a year to pretax earnings by 2002.

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

 On April 24, 2000, Westvaco announced it had signed a definitive agreement to acquire IMPAC Group, Inc., a leading global supplier of high-value specialty packaging and printing solutions for a wide variety of consumer product markets including entertainment, cosmetics and health and beauty aids. The purchase price for IMPAC, which has production facilities in the United States and Europe, is approximately $500 million, including the assumption of $294 million in net debt and preferred stock. Westvaco intends to refinance substantially all of IMPAC's debt and redeem all preferred stock as soon as practicable after the acquisition closes, which is expected to occur in July 2000.

 Liquidity and Capital Resources

 At April 30, 2000, the ratio of current assets to current liabilities was 1.9 compared to 1.7 at October 31, 1999. Cash flows from operations totaled $264.2 million for the six months ended April 30, 2000, compared to $148.6 million for the comparable 1999 period. Excluding acquisitions, new investment in plant and timberlands totaled $78.1 million for the first six months of 2000, compared to $129.9 million for the same period of 1999. Cash payments for these investments totaled $72.0 million compared to $125.5 million in 1999. This planned lower level of capital spending reflects our intent to maintain the level of capital expenditures under depreciation levels over the next


                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

 Liquidity and Capital Resources (cont'd) few years and follows the completion of several important initiatives that added significant support to our long-term strategy. Current estimates indicate that 2000 capital spending will total approximately $260 million, and will be used to support our current production capacity levels. At April 30, 2000, the amounts committed to complete all authorized capital projects totaled approximately $155.3 million. The company may from time to time use outside sources as needed to finance future capital investments, as it has in the past.

 The company maintains a $500 million revolving credit agreement, and there was no borrowing under this arrangement during the current period. The ratio of debt to total capital employed was 42% at April 30, 2000, and 34% at October 31, 1999. During the second quarter the company repaid $270 million of higher coupon debt and some commercial paper. Short-term borrowings amounting to $120 million, whose repayment terms can be extended under the loan agreement and which are intended to be outstanding more than one year, have been reclassified as long-term obligations. In connection with the acquisitions of Temple-Inland's bleached paperboard mill and the Mebane Packaging Group discussed above, in November 1999 the company issued $200 million of 6.85% five-year notes and $200 million of 7.10% ten-year notes, and in January 2000, the company issued $400 million of 8.20% thirty-year notes to fund these purchases, with the remainder to be added to the company's general corporate funds and available for repayment of existing debt, future capital outlays and working capital purposes. In connection with the anticipated acquisition of IMPAC Group, discussed above, on June 5, 2000, the company issued $200 million of floating rate three-year notes, at LIBOR plus .9% reset quarterly and $200 million of 8.40% seven-year notes, to fund this purchase, with the remainder to be added to the company's general corporate funds and available for repayment of existing debt, future capital outlays and working capital purposes.


 Accounting changes: In 2001, the company is required to adopt a new accounting standard issued by the Financial Accounting Standards Board: Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The company does not believe that the adoption of this statement will have a material effect on the company's financial position or results of operations.


 Environmental Matters
 In 1995, the company authorized removal of elemental chlorine from all of its pulp bleaching processes. This important initiative, completed during 1997 at a cost of approximately $110 million, represented a major step by Westvaco in addressing EPA regulations for the U.S. pulp and paper industry regarding air and water quality. These regulations, known as the Cluster Rule, were


                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations



 Environmental Matters (cont'd)
 published in the Federal Register in April 1998. The company anticipates additional capital costs to comply with other parts of these new regulations over the next several years to be in the range of $100 million to $150 million which will also increase operating costs in the range of $3 million to $7 million annually. Environmental organizations are challenging the Cluster Rule in the U.S. Court of Appeals. Westvaco and other companies are participating in that litigation. If the legal challenge by environmental organizations to the regulations is successful, the company could face additional compliance costs of up to $150 million over the next several years. The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. In addition, the company is involved in the remediation of certain other than CERCLA sites and has accrued approximately $11 million for remediation of these sites.

 With regard to environmental matters, an additional matter in which the company disputes any liability for fines and the need to install additional pollution controls is described hereafter under "Item 1. Legal Proceedings."

 Forward-looking statements
 Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical or present information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of the company, or industry results, to differ materially from those expressed in or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed in or implied by the forward-looking statements include, but are not limited to, demand and competitive pricing for the company's products; developments in information technology as well as other technological developments; the success of new businesses


                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

 Forward-looking statements (cont'd)
 and facilities acquired; ongoing cost reduction efforts; changes in the availability and cost of raw materials and energy; unanticipated manufacturing and distribution disruptions; changes in production capacities; changes in economic growth in the U.S. and international economies, especially in Asia and Brazil; stability of financial markets; governmental policies and regulations, including but not limited to those affecting the environment and the tobacco industry; restrictions on trade; interest rates and currency movements.

 Item 3. Quantitative and Qualitative Disclosures About
 Market Risk
 The company's financial market risk arises from fluctuations in interest rates and foreign currency exchange rates. No material changes occurred during the quarter to information previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.


                   PART II.  OTHER INFORMATION


 Item 1. Legal Proceedings
 As previously reported, in April 1999, EPA, Region III, issued Notices of Violation (NOV's) to seven paper industry facilities, including the company's Luke, Maryland, mill, alleging violation of EPA's Prevention of Significant Deterioration (PSD) regulations requiring special permitting and emissions evaluation prior to industrial expansion. The NOV received by the company primarily targets three capital projects at the mill, one in 1982 and two in 1989. The NOV alleges that the company did not obtain PSD permits or install required pollution controls, and it sets forth EPA's authority to seek $27,500 per day for each violation. The company has presented substantial data demonstrating that PSD requirements did not apply to the targeted projects and that new emission controls proposed by EPA are not required by the governing regulations. Unless the matter is resolved, an enforcement action may be brought against the company.

 Item 6. Exhibits And Reports On Form 8-K

 (a)  Exhibits:
     27.  Financial data schedule

 (b)Reports on Form 8-K:
        A report on Form 8-K was filed on April 24, 2000, and is incorporated herein by reference. The contents of the report are summarized below:

        Item 5. Other Events - News release dated April 24, 2000, the Company announced that it signed a definitive agreement to acquire IMPAC Group, Inc.
        Item 7. Financial Statements and Exhibits.



                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies


 (b)Reports on Form 8-K: (cont'd)

        A report on Form 8-K was filed on May 25, 2000, and is incorporated herein by reference. The contents of the report are summarized below:

        Item 5. Other Events - News release dated May 25, 2000, the Company reported its second quarter 2000 sales and earnings.
        Item 7. Financial Statements and Exhibits.

                           SIGNATURES

 Pursuant to the requirements of the Securities Exchange
 Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WESTVACO CORPORATION
                             (Registrant)


 June 12, 2000
                             Karen R. Osar
                             Senior Vice President and Chief
                             Financial Officer
                             (Principal Financial Officer)