Form 10-Q/A
period 2000-04-30
WESTVACO CORP
filed 2000-06-20
CIK 106498

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

                       INDEX TO FORM 10-Q/A

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

                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

                   CONSOLIDATED BALANCE SHEET
                           [Unaudited]

In thousands
                                April 30, 2000  October 31, 1999
ASSETS
Cash and marketable
  securities                         124,645        108,792
Receivables, net                     352,552        318,369
Inventories                          296,701        248,963
Prepaid expenses                      69,704         61,884
    Current assets                   843,602        738,008

Plant and timberlands:
  Machinery                        5,615,966      5,094,773
  Buildings                          759,653        672,744
  Other property,
   including plant land              242,139        226,977
                                   6,617,758      5,994,494
  Less: accumulated
         depreciation              2,885,971      2,779,199
                                   3,731,787      3,215,295
  Timberlands - net                  264,127        266,386
  Construction in progress           125,249         99,702

                                   4,121,163      3,581,383

Other assets                         826,653        577,301
                                   5,791,418      4,896,692

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and
accrued expenses                     423,493        361,959
Notes payable and current
  maturities of
  long-term obligations               18,650         50,200
Income taxes                           4,532         12,955
    Current liabilities              446,675        425,114

Long-term obligations              2,238,841      1,502,177
Deferred income taxes                848,354        798,113
Shareholders' equity:
 Common stock, $5 par, at
  stated value
  shares authorized:
  300,000,000
  shares issued:
  103,170,667
  (1999-103,170,667)                 766,585        765,810
  Retained income                  1,671,776      1,607,504
  Accumulated other
   comprehensive income
   (loss)                           (119,786)      (129,981)
  Common stock in
   treasury, at cost
   shares held: 2,515,836
   (1999-2,877,824)                  (61,027)       (72,045)
                                   2,257,548      2,171,288
                                   5,791,418      4,896,692

The accompanying notes are an integral part of these financial statements.




                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

              CONSOLIDATED STATEMENT OF CASH FLOWS
                           [Unaudited]

    In thousands                                Six Months Ended
                                                    April 30

                                                2000         1999
    Cash flows from operating
     activities:
      Net income                             111,590       52,517
      Adjustments to reconcile net
       income to net cash provided
       by operating activities:
       Provision for depreciation and
        amortization                         150,809      138,117
       Provision for deferred income
        taxes                                 48,528       26,620
        (Gains) losses on sales of
         plants and timberlands              (13,639)      (6,481)
        Pension credits and other
         employee benefits                   (48,726)     (38,921)
        Foreign currency transaction
         loss (gain)                             287        3,251
        Loss on extinguishment of debt         8,803          -0-
      Changes in assets and
       liabilities:
        (Increase) decrease in
          receivables                         (2,222)      (1,890)
        (Increase) decrease in
          inventories                            316       (4,851)
        (Increase) decrease in prepaid
          expenses                            (5,066)      (5,719)
        (Decrease) increase in accounts
          payable and accrued expenses        14,328      (12,744)
        (Decrease) increase in income
          taxes payable                          982       (2,519)
         Other, net                           (1,821)       1,180
          Net cash provided by
           operating activities              264,169      148,560

    Cash flows from investing
    activities:
      Additions to plant and
       timberlands                           (71,986)    (125,470)
      Payments for acquisitions             (765,060)     (22,659)
      Proceeds from sales of plant
       and timberlands                        25,294       11,635
      Other, net                              (1,315)        (172)
           Net cash used in investing
            activities                      (813,067)    (136,666)

    Cash flows from financing
    activities:
      Proceeds from issuance of common
       stock                                   8,137        5,777

      Proceeds from issuance of debt       1,408,765      498,205
      Treasury stock purchases                (1,255)      (9,608)
      Dividends paid                         (44,201)     (44,071)
      Repayment of notes payable and
       long-term obligations                (807,150)    (462,621)
          Net cash (used in) provided
           by financing activities           564,296      (12,318)

    Effect of exchange rate changes on
      cash                                       455     (13,221)

      Increase (decrease) in cash and
       marketable securities                  15,853     (13,645)

    Cash and marketable securities:
      At beginning of period                 108,792     105,050
      At end of period                       124,645      91,405

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


                                 Sales
(In millions)                    Inter-          Operating    Segment
                          Trade  segment   Total   Profit      Assets
Quarter ended
  April 30, 2000
     Packaging           $493.8  $   0.5  $494.3  $ 82.6   $2,902.6
     Rigesa                42.1             42.1     4.6      283.4
  Total Packaging         535.9       .5   536.4    87.2    3,186.0
     Paper                281.5     6.2    287.7    35.4    1,394.5
     Chemical              76.7     7.3     84.0    18.3      318.2
     Corporate and other   10.6    10.4     21.0   (29.5)     892.7
     Total                904.7    24.4    929.1   111.4    5,791.4
     Intersegment
      eliminations                (24.4)   (24.4)
     Consolidated
      totals             $904.7   $       $904.7  $111.4   $5,791.4

                                 Sales
(In millions)                    Inter-           Operating   Segment
                         Trade   segment   Total   Profit      Assets
Quarter ended
  April 30, 1999
     Packaging           $331.2   $ 0.9   $332.1    $44.5    $2,156.3
     Rigesa                30.3             30.3      6.9       259.8
  Total Packaging         361.5      .9    362.4     51.4     2,416.1
     Paper                239.1     2.6    241.7      5.7     1,483.3
     Chemical              70.0     5.0     75.0     14.0       318.1
     Corporate and other    8.9    10.1     19.0    (28.7)      755.2
     Total                679.5    18.6    698.1     42.4     4,972.7
     Intersegment
      eliminations                (18.6)   (18.6)
     Consolidated
      totals             $679.5  $        $679.5   $ 42.4    $4,972.7

                                 Sales
(In millions)                    Inter-           Operating
                            Trade  segmentTotal   Profit
Six months ended
  April 30, 2000
     Packaging            $880.3  $ 1.7   $882.0     $140.4
     Rigesa                 79.3            79.3       10.1
 Total Packaging           959.6    1.7    961.3      150.5
     Paper                 569.6   12.9    582.5       68.4
     Chemical              152.4   13.0    165.4       31.0
     Corporate and other    22.7   19.4     42.1      (58.8)
     Total               1,704.3   47.0  1,751.3      191.1
     Intersegment
      eliminations                (47.0)   (47.0)
     Consolidated
      totals            $1,704.3  $     $1,704.3     $191.1

                                 Sales
(In millions)                    Inter-              Operating
                          Trade  segment   Total      Profit
Six months ended
 April 30, 1999
     Packaging          $ 625.8   $ 2.0   $627.8      $77.0
     Rigesa                69.8             69.8       10.6
 Total Packaging          695.6     2.0    697.6       87.6
     Paper                475.3     7.9    483.2       18.6
     Chemical             139.3     9.1    148.4       25.3
     Corporate and other   20.0    19.9     39.9      (49.0)
     Total              1,330.2    38.9  1,369.1       82.5
     Intersegment
      eliminations                (38.9)  (38.9)
     Consolidated
      totals           $1,330.2   $     $1,330.2      $82.5


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

                      WESTVACO CORPORATION
              and Consolidated Subsidiary Companies

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           [Unaudited]


6.  Acquisitions/Dispositions (cont'd)

(Pro forma-in thousands,
  except per share)       Three Months Ended        Six Months Ended
                               April 30,                April 30,
                           2000        1999         2000          1999
Net sales              $904,658    $813,996   $1,789,514    $1,580,952

Income before
 extraordinary items     70,168      19,492      118,680        39,279
  Per share of
   common stock:
                   Basic  $0.70       $0.19        $1.18         $0.39
                 Diluted  $0.70       $0.19        $1.18         $0.39

Net Income               61,365      19,492      109,877        39,279
 Per share of
  common stock:
                   Basic  $0.61       $0.19        $1.09         $0.39
                 Diluted  $0.61       $0.19        $1.09         $0.39

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