Form 10-Q
period 2000-07-31
WESTVACO CORP
filed 2000-09-14
CIK 106498

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q
(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended July 31, 2000

                                OR
   [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to __________________

                   Commission File Number 1-3013

                       WESTVACO CORPORATION

      (Exact Name of Registrant as Specified in its Charter)





        Delaware                            13- 1466285
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



At July 31, 2000 the latest practicable date, there were 100,661,490 shares outstanding of Common Stock, $5 par value.





                         WESTVACO CORPORATION
                and Consolidated Subsidiary Companies



                          INDEX TO FORM 10-Q

                                                     Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Statement of Income for the three months
       and nine months ended July 31, 2000 and 1999        2

Consolidated Balance Sheet as of July 31, 2000
       and October 31, 1999                                3

Consolidated Statement of Cash Flows for the
       nine months ended July 31, 2000 and 1999            4

Notes to Consolidated Financial Statements                 5

Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations       11

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                     16


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                 16

Item 6.  Exhibits and Reports on Form 8-K                  17


SIGNATURES                                                 18



                         WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              CONSOLIDATED STATEMENT OF INCOME
                         [Unaudited]
In thousands, except per share data

                               Three Months Ended   Nine Months Ended
                                  July 31               July 31
                               2000       1999         2000        1999
Sales                        $928,022   $700,202 $2,632,273  $2,030,398
Other income (expense)         12,628      5,819     28,680      19,135
                              940,650    706,021  2,660,953   2,049,533

Cost of products sold
  (excludes depreciation
   shown below)               633,737    493,177  1,805,414   1,443,373
Selling, research and
  administrative expenses      66,749     56,990    193,933     168,228
Depreciation and amortization  81,319     69,831    232,128     207,948
Restructuring charges          24,261          -     13,100           -
Interest expense               48,032     31,037    138,733      92,481

                              854,098    651,035  2,383,308   1,912,030


Income before taxes and
   extraordinary charge        86,552     54,986    277,645     137,503

Income taxes                   33,000     20,000    103,700      50,000

Income before extraordinary
   charge                      53,552     34,986    173,945      87,503

Extraordinary charge -
   extinguishment of debt,
   net of taxes                     -          -     (8,803)          -
Net income                    $53,552   $ 34,986   $165,142    $ 87,503

Net income per share:
Basic and Diluted:
Income before extraordinary
   item                        $  .53    $   .35   $   1.73    $    .87
Extraordinary item                  -          -       (.09)          -
Net income                     $  .53    $   .35   $   1.64    $    .87

Shares used to compute net
income per share:
Basic                         100,669    100,252    100,553     100,215
Diluted                       100,945    100,759    100,953     100,464

Cash dividends per share of
  common stock                 $ 0.22    $  0.22   $   0.66    $   0.66

The accompanying notes are an integral part of these financial statements.


                     WESTVACO CORPORATION
             and Consolidated Subsidiary Companies

                      CONSOLIDATED BALANCE SHEET
                              [Unaudited]

In thousands
                               July 31, 2000   October 31, 1999

ASSETS
Cash and marketable
  securities                       $ 300,448    $   108,792
Receivables, net                     391,550        318,369
Inventories                          342,263        248,963
Prepaid expenses                      80,876         61,884
   Current assets                  1,115,137        738,008

Plant and timberlands:
  Machinery                        5,697,470      5,094,773
  Buildings                          762,218        672,744
  Other property,
   including plant land              243,288        226,977
                                   6,702,976      5,994,494
  Less: accumulated depreciation   2,898,217      2,779,199
                                   3,804,759      3,215,295
  Timberlands - net                  262,576        266,386
  Construction in progress           128,107         99,702
                                   4,195,442      3,581,383

Other assets                       1,243,507        577,301
                                  $6,554,086     $4,896,692

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and
accrued expenses                  $  499,366     $  361,959
Notes payable and current
maturities of
  long-term obligations              125,786         50,200
Income taxes                          16,871         12,955
    Current liabilities              642,023        425,114

Long-term debt                     2,667,753      1,426,854
Other long-term
  obligations                         74,538         75,323
Deferred income taxes                877,608        798,113
Shareholders' equity:
  Common stock, $5 par, at
   stated value
   shares authorized: 300,000,000
   shares issued: 103,170,667
    (1999 - 103,170,667)             766,787        765,810
  Retained income                  1,703,163      1,607,504
  Accumulated other
    comprehensive income (loss)     (116,832)      (129,981)
  Common stock in treasury,
    at cost shares held: 2,509,177
    (1999-2,877,824)                 (60,954)      (72,045)
                                   2,292,164     2,171,288
                                  $6,554,086    $4,896,692


The accompanying notes are an integral part of these financial statements.

                        WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                             [Unaudited]

    In thousands                                     Nine Months Ended
                                                           July 31
                                                     2000         1999

Cash flows from operating activities:
   Net income                                    $165,142      $ 87,503
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Provision for depreciation and
         amortization                             232,128       207,948
    Provision for deferred income
         taxes                                     71,230        44,766
    (Gains) losses on sales of
         plant and timberlands                     (7,792)       (9,192)
    Pension credits and other
         employee benefits                        (73,139)      (59,243)
    Foreign currency transaction
         loss (gain)                                  447         3,414
    Loss on extinguishment of debt                  8,803             -
    Restructuring charges                          13,100             -
Changes in assets and liabilities:
    (Increase) decrease in receivables              7,720        (7,677)
    (Increase) decrease in inventories            (11,775)       10,811
    (Increase) decrease in prepaid expenses        (1,457)       (3,440)
    (Decrease) increase in accounts
      payable and accrued expenses                 11,484        (7,017)
    (Decrease) increase in income taxes payable     4,621        (3,489)
     Other, net                                     9,111         3,201
      Net cash provided by
       operating activities                       429,623       267,585

Cash flows from investing
  activities:
  Additions to plant and timberlands             (138,642)     (176,977)
  Payments for acquisitions                    (1,147,558)      (22,659)
  Proceeds from sales of plant and timberlands     32,050        15,514
  Other, net                                       (2,549)         (460)
      Net cash used in investing activities    (1,256,699)     (184,582)

Cash flows from financing
activities:
  Proceeds from issuance of common stock            8,760         9,039
  Proceeds from issuance of debt                2,040,217       744,405
  Treasury stock purchases                         (1,829)      (10,223)
  Dividends paid                                  (66,340)      (66,121)
  Repayment of notes payable and
      long-term obligations                      (963,248)     (734,456)
      Net cash (used in) provided
       financing activities                     1,017,560       (57,356)

Effect of exchange rate changes on
cash                                                1,172       (16,580)

 Increase (decrease) in cash and
      marketable securities                       191,656         9,067

Cash and marketable securities:
  At beginning of period
                                                  108,792       105,050
  At end of period                               $300,448      $114,117
The accompanying notes are an integral part of these financial statements.

                         WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               [Unaudited]

1.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the interim periods presented. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 1999 Annual Report on Form 10K.


Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the company's 1999 Annual Report on Form 10-K. Certain reclassifications have been made to conform prior years' data to the current format.

2.  Current Assets

Marketable securities of $30,048,000 ($39,349,000 at October 31, 1999) have maturities of three months or less and are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:

                                    July 31    October 31
      In thousands                    2000         1999

   Raw materials                   $ 70,257       $ 45,453
   Production materials, stores
     and supplies                    83,211         66,191
   Finished and in process goods    188,795        137,319
         Total                     $342,263       $248,963

If inventories had been valued at current cost, they would have been $469,405,000 in 2000 (1999-$368,105,000).

3.  Net Income Per Common Share
Basic earnings per share for all the periods presented have been calculated using the weighted average shares outstanding. In computing diluted earnings per share, incremental shares issuable upon the assumed exercise of stock options have been added to the weighted average shares outstanding. For the three months ended July 31, 2000 and 1999, options of 3.0 million and 1.0 million for the exercise of common stock, respectively, were not included in the calculation of weighted average shares for diluted EPS because their effects would have been antidilutive. For the nine months ended July 31, 2000 and 1999, antidilutive shares of 2.0 million and 2.9 million, respectively, were not included.

4. Segment Information
In 1997, the Financial Accounting Standards Board issued SFAS No.
131, Disclosures about Segments of an Enterprise and Related
Information, which the company adopted at October 31, 1999. Adoption of this standard had no impact on our reported net income.
Previously reported segment information has been restated to conform to the new standard.

                        WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             [Unaudited]

4. Segment Information (cont'd)

                                      Sales
(In millions)                         Inter-          Operating     Segment
                              Trade  segment    Total   Profit       Assets
Quarter ended July 31, 2000
     Packaging               $504.2     $1.6   $505.8   $ 78.2     $3,484.1
     Rigesa                    42.1        -     42.1      9.6        288.2
        Packaging total       546.3      1.6    547.9     87.8      3,772.3
     Paper                    281.1      3.9    285.0     34.6      1,396.8
     Chemical                  82.3      6.0     88.3     16.5        323.2
     Corporate and other       18.3      9.6     27.9    (52.4)     1,061.8
     Total                    928.0     21.1    949.1     86.5      6,554.1
     Intersegment eliminations    -    (21.1)   (21.1)       -            -
     Consolidated totals     $928.0    $   -   $928.0    $86.5     $6,554.1

                                      Sales
(In millions)                         Inter-           Operating    Segment
                               Trade  segment    Total   Profit      Assets
Quarter ended July 31, 1999
     Packaging                $335.6  $   1.0   $336.6   $41.4      $2,114.7
     Rigesa                     34.3       -      34.3     7.8         266.5
        Packaging total        369.9      1.0    370.9    49.2       2,381.2
     Paper                     244.7      5.2    249.9    14.9       1,478.4
     Chemical                   74.7      5.4     80.1    13.8         315.0
     Corporate and other        10.9      7.7     18.6   (22.9)        799.8
     Total                     700.2     19.3    719.5    55.0       4,974.4
     Intersegment eliminations     -    (19.3)   (19.3)      -             -
     Consolidated totals      $700.2  $     -   $700.2   $55.0      $4,974.4

                                      Sales
(In millions)                         Inter-           Operating
                               Trade  segment    Total   Profit
Nine months ended July 31, 2000
     Packaging              $1,384.5  $   3.3   $1,387.8  $218.6
     Rigesa                    121.4       -       121.4    19.7
        Packaging total      1,505.9      3.3    1,509.2   238.3
     Paper                     850.7     16.8      867.5   103.0
     Chemical                  234.7     19.0      253.7    47.5
     Corporate and other        41.0     29.0       70.0  (111.2)
     Total                   2,632.3     68.1    2,700.4   277.6
     Intersegment eliminations     -    (68.1)     (68.1)      -
     Consolidated totals    $2,632.3   $   -    $2,632.3  $277.6


                         WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]

4. Segment Information (cont'd)

                                       Sales
(In millions)                          Inter-              Operating
                               Trade  segment    Total       Profit
Nine months ended July 31, 1999
     Packaging               $ 961.4  $   3.0   $964.4        $118.4
     Rigesa                    104.1       -     104.1          18.4
        Packaging total      1,065.5      3.0   1068.5         136.8
     Paper                     720.0     13.1    733.1          33.5
     Chemical                  214.0     14.5    228.5          39.1
     Corporate and other        30.9     27.6     58.5         (71.9)
     Total                   2,030.4     58.2  2,088.6         137.5
     Intersegment eliminations     -    (58.2)   (58.2)            -
     Consolidated totals    $2,030.4  $    -  $2,030.4        $137.5

Note: The Restructuring charges described in Footnotes 6 and 8, are reflected in Corporate and other segment operating profit.

5.  Comprehensive Income
Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the periods presented below included foreign currency translation adjustments associated primarily with the company's Brazilian and Czech Republic operations. There was no tax expense or tax benefit associated with the foreign currency translation items.

(In thousands)
                            Three Months Ended      Nine Months Ended
                                   July 31,             July 31,
                                 2000     1999         2000        1999
Net income                   $53,552   $34,986     $165,142     $87,503
Other comprehensive
  income (loss):
Foreign currency
 translation adjustments       2,954   (12,878)      13,149     (84,849)
Comprehensive income (loss)  $56,506   $22,108     $178,291     $ 2,654


6.  Acquisitions/Dispositions
On December 29, 1999, the company completed its acquisition of Temple Inland's bleached paperboard mill in Evadale, TX ("Evadale"). The total purchase price, net of $82 million of debt assumed, was $566 million. The company used existing cash reserves, commercial paper and $400 million of debentures issued in November 1999 to fund the purchase.

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


                          WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              [Unaudited]


6.  Acquisitions/Dispositions (cont'd)
The company used existing cash reserves, commercial paper and a portion of the debentures issued in January 2000 to fund the purchase.

On July 11, 2000 the company completed its acquisition of IMPAC Group, Inc. (IMPAC), a leading North American and European supplier of packaging for entertainment products, cosmetics and health and beauty aids with 12 plants in Europe and 8 plants in the United States. The company used existing cash reserves, commercial paper and $400 million of notes issued in June 2000 to fund the purchase.

The company accounted for these transactions using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired businesses are included in the consolidated balance sheet at July
31, 2000. The purchase price for these acquisitions, including transaction costs, has been allocated to assets acquired and liabilities assumed based on estimated market values at the date of acquisition. The purchase price allocation for these acquisitions is preliminary and further refinements are likely to be made upon completion of final valuation studies. Related goodwill of approximately $555 million, which represents the excess of purchase price over fair value of net tangible and intangible assets acquired, is amortized on a straight-line basis over 40 years, which is the expected period to be benefited. Goodwill has been recorded in the other assets line on the balance sheet. Results for the third quarter of fiscal 2000 include a full three months of contributions from both Evadale and Mebane and less than one month of contribution from IMPAC. The following pro forma consolidated results of operations are presented as if the Evadale, Mebane and IMPAC acquisitions had been made at the beginning of the periods presented. The following pro forma data for the first nine months of fiscal 2000 reflects 216 days, 207 days and less than one month of Westvaco's operation of the Evadale mill, Mebane and IMPAC, respectively. The balance of the first nine months of fiscal 2000 and all of the prior year reflect the results of these operations under the management of the prior owners.

                               Three Months            Nine Months
                                  Ended                   Ended
(Pro forma-in thousands,        July 31,                 July 31,
  except per share)          2000        1999          2000          1999
Net sales                $990,388    $905,975    $2,954,840    $2,638,204

Income before
  extraordinary items     $48,709     $26,815      $154,571       $51,505
   Per share of common stock:
                  Basic      $.48        $.27         $1.54          $.51
                Diluted      $.48        $.27         $1.53          $.51

Net Income                $48,709     $26,815      $145,768       $51,505
   Per share of common stock:
                  Basic      $.48        $.27         $1.45          $.51
                Diluted      $.48        $.27         $1.44          $.51


                         WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        [Unaudited]

6.  Acquisitions/Dispositions (cont'd)
The pro forma consolidated results of operations include adjustments to give effect to depreciation, amortization of goodwill on a straight-line basis over 40 years and interest expense on acquisition debt, together with related income tax effects. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchases been made at the beginning of the periods presented, nor is it necessarily indicative of the future results of the combined operations.

During the fourth quarter of fiscal 1999, certain assets of the company's liquid packaging plant were written down to reflect the plant's planned shutdown. During the second quarter of fiscal 2000, the liquid packaging plant was sold to Blue Ridge Paper Products, Inc, resulting in a pretax gain of $11.2 million, which is included in the restructuring charges line. The gain resulted from a change in facts and circumstances existing during the fourth quarter of fiscal 1999.


7. Extraordinary Item
Earnings for the nine months of 2000 include an extraordinary charge of $8.8 million after-tax, or $.09 per share, from the early retirement of higher interest rate debt.


8. Provision for restructuring
During the third quarter of 2000, due to an expected decline in sales of folding cartons to U.S. tobacco markets, the company reviewed certain long-lived assets in its consumer packaging business for impairment. As a result of the review, production facilities were written down to their fair value using an assets-held-for-use model and a pretax impairment charge of $24.3 million, including $3.3 million of associated goodwill, was recorded in the third quarter of 2000 on the restructuring charges line. The impairment was recorded because undiscounted cash flows were less than the carrying value of the assets prior to the impairment charge.


9. Recently Issued Accounting Pronouncements:
During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." During 1999, the FASB delayed the effective date of SFAS No. 133 to the company's 2001 fiscal year. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the hedged item. Given the current level of its derivative and hedging activities, the company believes the impact of this new standard will not be material.


                         WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              [Unaudited]

9. Recently Issued Accounting Pronouncements (cont'd)
During May 2000, the Emerging Issues Task Force ("EITF") issued EITF
Issue No. 00-14, "Accounting for Certain Sales Incentives."
EITF No. 00-14 addresses the recognition, measurement and statement of earnings classification of various sales incentives and will be effective for fiscal year 2001. The company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its financial position or results of operations.
However, certain items previously included in selling, research and administrative expenses on the consolidated statement of income will be recorded as a reduction of operating revenues. Upon adoption, prior period amounts will be reclassified to conform with the new requirements.


10. Subsequent event
On August 3, 2000, the company completed its tender offer and consent solicitation with respect to IMPAC Group's outstanding 10 1/8% Senior Subordinated Notes due 2008, which it had assumed as part of the acquisition. Westvaco paid total consideration of $1,118.88 (plus accrued interest) for each $1,000 principal amount of notes tendered including a Consent Payment of $25.00 per $1,000 principal amount of Notes. The redemption of this debt did not have any effect on the company's earnings.


                         WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies



Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Third quarter financial results benefited from company-wide initiatives implemented in connection with a strategic review initiated last year, including the Evadale, Mebane and IMPAC acquisitions, cost containment steps and success in improving our market positions. Sales in the third quarter of 2000 ended July 31 totaled $928 million, 32.5% more than the same period a year ago, and reflect an increase in volume of 24.0% and an 8.5% increase in price and product mix. Sales for the first nine months of 2000 totaled $2.6 billion, a 29.6% increase compared to the first nine months of fiscal 1999, reflecting a 24.0% increase in volume and a 5.6% increase in price and product mix. Third quarter 2000 earnings were $.53 per share (basic and diluted) compared to $.35 per share (basic and diluted) for the 1999 period. Earnings for the third quarter of 2000 include an impairment charge of $24.3 million
(pretax), or $.16 per share resulting from a writedown of U.S. assets due to an expected decline in sales of folding cartons to domestic tobacco markets. Earnings for the first nine months of fiscal 2000 totaled $165.1 million, or $1.64 per share (basic and diluted) up from the $87.5 million, or $.87 per share (basic and diluted), earned during the first nine months of 1999. Earnings for the nine months of 2000 include the impairment charge previously discussed, as well as an extraordinary charge of $8.8 million, or $.09 per share from the early retirement of high interest rate debt and a gain of $11.2 million (pretax), or $.07 per share from the sale of liquid packaging assets. The third quarter of 2000 benefited from a full three months of contributions by the acquisitions made in the first quarter of a bleached paperboard mill in Evadale, TX, and of Mebane Packaging Group and less than one month of results from the acquisition of IMPAC Group, as well as stronger business conditions.

Export sales from the United States increased 19% compared to the third quarter of 1999, and accounted for 17% of the company's third quarter sales. Total sales outside of the United States, including sales of our foreign operating subsidiaries accounted for approximately 22% of consolidated sales.

Gross profit margin for the third quarter of 2000 was 23% compared with 20% for the prior year period due principally to price and volume increases as well as benefits of our cost reduction program. For the third quarter and the nine months ended July 31, 2000, operating expenses also benefited from an increase in the pretax non-cash pension credits of $6 million and $20 million, respectively, reflecting cumulative favorable investment returns on pension plan assets.

Packaging
Sales for the packaging segment increased 47.7% compared to the 1999 third quarter reflecting the effects of higher shipment volume, product mix improvement and very strong performance by the company's recently acquired bleached paperboard mill in Evadale, TX; unit volume increased 42.5% and price and product mix improved by 5.2%. Operating profit for the packaging segment increased to $87.8 million from the 1999 third quarter profit of $49.2 million. Both the increase in our operating profit and higher shipment volume reflect a full three months of contributions by our bleached paperboard mill in Evadale, TX, and Mebane Packaging Group as well as product mix improvements and stronger business conditions. We acquired Evadale in late December, Mebane in early January and


                         WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Packaging (cont'd)
IMPAC in early July. Rigesa's operation accounted for approximately 11% of segment operating profit in the third quarter of 2000, compared to approximately 16% for the 1999 comparable period; this decrease is due to contributions by our current year acquisitions.
During the first nine months of 2000, approximately 20% of packaging segment sales were made to the tobacco industry for packaging tobacco products compared to approximately 27% for the 1999 comparable period. Of these tobacco sales, approximately 14% (1999-19%) of the segment sales were exported or used to produce products for export with the remaining 6% (1999-8%) made for the domestic tobacco industry for sale in the United States. Increasingly competitive conditions as well as the current legal, regulatory and legislative pressures on the tobacco industry may have an adverse effect on packaging segment profitability. While we would expect to compensate for such an adverse effect by continuing our growth in other consumer product markets, these alternatives may not, in the short run, fully offset any decline in profitability related to sales to the tobacco industry.

Paper
Paper segment sales for the third quarter increased 14% from the comparable 1999 period. This change reflects an increase in unit volume of 2.5% and an increase in price and product mix of 11.5%. Sales of coated printing papers increased sharply in the third quarter compared to the same period in 1999 as new products led to increased market share and higher prices. Operating profit for the paper segment was $34.6 million for the 2000 third quarter compared to $14.9 million for the 1999 period. Nearly all of the improvement resulted from our coated papers business including price and product mix improvement, manufacturing efficiencies and higher shipment volumes along with cost reductions.

Chemicals
Sales for the chemicals segment increased 10.1% from the 1999 third quarter. This change reflects an increase in volume of 6.0% and an increase in price and product mix of 4.1%. Operating profit for the chemicals segment was $16.5 million for the 2000 third quarter compared to $13.8 million for the 1999 period. This increase was due to strong U.S. demand for tall oil based ingredients for ink resins, paper sizing, rubber emulsifiers and other products and cost savings activities. Asphalt emulsifier sales increased sharply compared to the prior year period, due in part to the acquisition of the asphalt emulsion business of Raschig GmbH. During the quarter we experienced a normal seasonal decline in activated carbon sales as automobile manufacturers reduce production to prepare for the new model changeover.

Corporate & other items
During the fourth quarter of fiscal 1999, the company recorded a restructuring charge that included the writedown of certain assets of the company's liquid packaging plant to reflect the plant's planned shutdown. During the second quarter of fiscal 2000, the plant was sold to Blue Ridge Paper Products, Inc, resulting in a pretax gain of $11.2 million, which is included in the restructuring charges line. The gain resulted from a change in facts and circumstances existing during the fourth quarter of fiscal 1999. As described in Footnote 8, the company recorded an impairment charge in the third quarter and expects to record an



                         WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Corporate & other items (cont'd)
additional charge in the range of $1-$2 million in the fourth quarter relating to severance and other employee benefits. Interest expense increased $17 million from the 1999 third quarter due to the issuance of long-term debt in the first and third quarters of 2000.


Acquisitions
On December 29, 1999, Westvaco completed its acquisition of Temple-Inland Inc.'s bleached paperboard mill in Evadale, Texas. The total purchase price, net of $82 million of debt assumed, was $566 million, including working capital. The transaction also included a long-term contract with Temple-Inland for the supply of wood fiber to the mill. The Evadale mill's annual production capacity of 670,000 tons increased Westvaco's total bleached paperboard production capacity to 1.6 million tons. The Evadale mill has been accretive to earnings and cash flow since its acquisition, reflecting the mill's significant progress in improving productivity and product quality.

On January 7, 2000, Westvaco completed the acquisition of Mebane Packaging Group, Inc., a leading supplier of packaging for pharmaceutical products and personal care items, based in Mebane, NC. Mebane has seven packaging plants located in Greenville, MS; Garner and Mebane, NC; Chatham and Kearny, NJ; Memphis, TN and Caguas, Puerto Rico. The integration of Mebane into Westvaco is proceeding on schedule, and the acquisition is expected to be accretive to the company's cash flow and earnings within two years. This acquisition increases the company's presence in select packaging markets particularly pharmaceutical, health care and personal care.

On July 11, 2000, Westvaco completed the acquisition of IMPAC Group, Inc., a leading global supplier of high-value specialty packaging and printing solutions for a wide variety of consumer product markets including entertainment, cosmetics and health and personal care. The purchase price for IMPAC, which has 12 plants in Europe and eight plants in the United States, was approximately $530 million, including the assumption of $294 million in net debt and preferred stock. Westvaco redeemed all of the preferred stock shortly after the time of closing. Subsequent to July 31, 2000, the company retired substantially all of IMPAC's debt, which is discussed below.

All of the acquisitions completed during the current year were accounted for using the purchase method. The operating results of the acquisitions have been included in the consolidated statement of earnings from the dates of acquisition. The accompanying consolidated balance sheet as of July 31, 2000 reflects preliminary allocations of the purchase prices of the Evadale mill, Mebane Packaging and IMPAC to the fair value of the assets acquired and liabilities assumed. Related goodwill of approximately $555 million, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 40 years, which is the expected period to be benefited.




                         WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations



Liquidity and Capital Resources
At July 31, 2000 and October 31, 1999, the ratio of current assets to current liabilities was 1.7.
Cash flows from operations totaled $429.6 million for the nine months ended July 31, 2000, compared to $267.6 million for the comparable 1999 period. Excluding acquisitions, new investment in plant and timberlands totaled $133.2 million for the first nine months of 2000, compared to $182.3 million for the same period of 1999. Cash payments for these investments totaled $138.6 million compared to $177.0 million in 1999. As part of its program to improve return on investment, Westvaco plans to continue to hold annual capital spending below annual depreciation levels over the next few years. Current estimates indicate that 2000 capital spending will total approximately $250 million. At July 31, 2000, the amounts committed to complete all authorized capital projects totaled approximately $186 million. The company may from time to time use outside sources as needed to finance future capital investments, as it has in the past.

The company maintains a $500 million revolving credit agreement, and there was no borrowing under this arrangement during the current period. The ratio of debt to total capital employed was 48% at July 31, 2000, and 34% at October 31, 1999. Short-term borrowings amounting to $250 million, whose repayment terms can be extended under the loan agreement and which are intended to be outstanding more than one year, have been classified as long-term obligations. In connection with the acquisitions of Temple-Inland's bleached paperboard mill and Mebane Packaging Group discussed above, in November 1999 the company issued $200 million of 6.85% five-year notes and $200 million of 7.10% ten-year notes, and in January 2000, the company issued $400 million of 8.20% thirty-year notes to fund these purchases, with the remainder to be added to the company's general corporate funds and available for repayment of existing debt, future capital outlays and working capital purposes. In connection with the acquisition of IMPAC Group discussed above, the company issued $200 million of floating rate three-year notes, at LIBOR plus
 .9% reset quarterly and $200 million of 8.40% seven-year notes on June 5, 2000.

Also in connection with the acquisition of IMPAC, on August 3, 2000, the company completed its tender offer and consent solicitation with respect to IMPAC's outstanding 10 1/8% Senior Subordinated Notes due 2008. Westvaco paid total consideration of $1,118.88 (plus accrued and unpaid interest) for each $1,000 principal amount of notes tendered. The total consideration includes a Consent Payment of $25.00 per $1,000 principal amount of Notes.

Accounting changes: In fiscal year 2001, the company is required to adopt a new accounting standard issued by the Financial Accounting Standards Board: Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The company does not believe that the adoption of this statement will have a material effect on the company's financial position or results of operations. During May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 addresses the recognition, measurement and statement of income classification of various sales incentives


                         WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Accounting changes: (cont'd)
and will be effective for fiscal year 2001. The company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its financial position or results of operations. However, certain items previously included in marketing, administration and research costs on the consolidated statements of earnings will be recorded as a reduction of operating revenues. Upon adoption, prior period amounts will be reclassified to conform with the new requirements.

Environmental Matters
In 1995, the company authorized removal of elemental chlorine from all of its pulp bleaching processes. This important initiative, completed during 1997 at a cost of approximately $110 million, represented a major step by Westvaco in anticipating EPA regulations for the U.S. pulp and paper industry regarding air and water quality. These regulations, known as the Cluster Rule, were published in the Federal Register in April 1998. The company anticipates additional capital costs to comply with other parts of these new regulations over the next several years to be in the range of $100 million to $150 million which will also increase operating costs in the range of $3 million to $7 million annually. Environmental organizations are challenging the Cluster Rule in the U.S. Court of Appeals. Westvaco and other companies are participating in that litigation. If the legal challenge by environmental organizations to the regulations is successful, the company could face additional compliance costs of up to $150 million over the next several years. The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. In addition, the company is involved in the remediation of certain other than CERCLA sites and has accrued approximately $11 million for remediation of these sites.

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

                        WESTVACO CORPORATION
                and Consolidated Subsidiary Companies

               Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Forward-looking statements
Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical or present information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of the company, or industry results, to differ materially from those expressed in or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed in or implied by the forward-looking statements include, but are not limited to, demand and competitive pricing for the company's products; developments in information technology as well as other technological developments; the success of new businesses and facilities acquired; ongoing cost reduction efforts; changes in the availability and cost of raw materials and energy; unanticipated manufacturing and distribution disruptions; changes in production capacities; changes in economic growth in the U.S. and international economies, especially in Asia and Brazil; stability of financial markets; governmental policies and regulations, including but not limited to those affecting the environment and the tobacco industry; restrictions on trade; interest rates and currency movements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk The company's financial market risk arises from fluctuations in interest rates and foreign currency exchange rates. No material changes occurred during the quarter to information previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.


                     PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
As previously reported, in April 1999, EPA, Region III, issued Notices of Violation to seven paper industry facilities, including the company's Luke, Maryland, mill, alleging violation of EPA's Prevention of Significant Deterioration (PSD) regulations under the Clean Air Act requiring special permitting and emissions evaluation prior to industrial expansion. On August 28, 2000, an enforcement action in federal district court in Maryland was brought against the company which charges these violations and addresses capital projects at the mill carried out in the 1980s. The action alleges that the company did not obtain PSD permits or install required pollution controls, and seeks penalties of $27,500 per day for each claimed violation together with the installation of control equipment. The company strongly disagrees with EPA's allegations of Clean Air Act violations by the company and expects to vigorously defend this action.


                          WESTVACO CORPORATION
                  and Consolidated Subsidiary Companies

Item 6. Exhibits And Reports On Form 8-K

(a)  Exhibits:

     10(a). Employment Agreement dated as of April 20, 2000, by and between Westvaco Corporation and Richard H.
             Block, Chief Executive Officer, IMPAC Group, Inc.

27.  Financial data schedule


(b)  Reports on Form 8-K:

     A report on Form 8-K was filed on May 25, 2000, and is incorporated herein by reference. The contents of the report are summarized below:

     Item 5. Other Events - News release dated May 25, 2000, the Company reported its third quarter 2000 sales and earnings.

     Item 7.  Financial Statements and Exhibits.


     A report on Form 8-K was filed on June 5, 2000, and is incorporated herein by reference. The contents of the report are summarized below:

           Item 5.   Other Events - News release dated June 5,
                     2000, the Company announced the issuance of $400 million debt in notes comprised of $200 million aggregate principal amount of Floating Rate Notes due June 5, 2003 and $200 million aggregate principal amount of 8.40% Notes due June 1, 2007 in an underwritten public offering.

           Item 7.   Financial Statements and Exhibits.


     A report on Form 8-K was filed on July 7, 2000, and is incorporated herein by reference. The contents of the report are summarized below:

    Item 5. Other Events - News release dated July 6, 2000, the Company issued a news release announcing that it has begun a cash tender offer for all of the $100 million aggregate principal amount of IMPAC Group, Inc.'s 10 1/8% Senior Subordinated Notes due 2008, as well as a related consent solicitation to amend the indenture governing the notes.

     Item 7.  Financial Statements and Exhibits.


     A report on Form 8-K was filed on July 12, 2000, and is incorporated herein by reference. The contents of the report are summarized below:

                        WESTVACO CORPORATION
                 and Consolidated Subsidiary Companies


(b)  Reports on Form 8-K: (cont'd)

     Item 5.  Other Events -
              News release dated July 11, 2000, the Company announced that it completed its previously announced acquisition of IMPAC Group, Inc., a leading global supplier of innovative packaging and printing solutions to consumer markets including entertainment, cosmetics and health and beauty aids.

     Item 7.  Financial Statements and Exhibits


     A report on Form 8-K was filed on July 28, 2000, and is incorporated herein by reference. The contents of the report are summarized below:

     Item 5. Other Events - News release dated July 28, 2000, the Company announced that Rigesa, Ltda., a wholly owned subsidiary of Westvaco, has reached a definitive agreement to acquire all assets of Agaprint Embalagens, a leading supplier of consumer packaging in Brazil.

     Item 7.    Financial Statements and Exhibits


     A report on Form 8-K was filed on September 5, 2000, and is incorporated herein by reference. The contents of the report are summarized below:

     Item 5.    Other Events - News release dated September 5,
                2000, the Company announced that it has reached a definitive agreement to acquire a majority interest in Alfred Wall AG, a leading European supplier of consumer packaging based in Graz, Austria.

     Item 7.    Financial Statements and Exhibits


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       WESTVACO CORPORATION
                            (Registrant)

September 13, 2000         /s/ Karen R. Osar
                               Karen R. Osar

                               Senior Vice President and
                                Chief Financial Officer
                              (Principal Financial Officer)


