Form 10-K
period 2000-10-31
WESTVACO CORP
filed 2001-01-16
CIK 106498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000
 COMMISSION FILE NUMBER 1-3013
Westvaco Corporation
(Exact name of registrant as specified in its charter)

Delaware	299 Park Avenue
(State of incorporation)	New York, New York 10171
Telephone 212-688-5000
13-1466285	(Address and telephone number of
(I.R.S. Employer Identification No.)	registrant's principal executive offices)

Securities Registered Pursuant To Section 12(b) Of The Act:

Name of each exchange
Title of each class	on which registered
Common Stock- $5 par value	New York Stock Exchange
Chicago Stock Exchange
Pacific Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Chicago Stock Exchange
Pacific Stock Exchange
Sinking Fund Debentures:
8 1/8%, due 2001-2007	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No _____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

At October 31, 2000, the latest practicable date, the number of shares of common stock outstanding and aggregate market value of voting common stock held by nonaffiliates were 100,662,409 and $2,831,130,253, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2000 (the "2000 Westvaco Annual Report") are incorporated by reference into Parts I, II and IV of this Form 10-K.
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 27, 2001 ("Westvaco's 2001 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

Part I

Item 1. Business

General
 Westvaco Corporation, a Delaware Corporation incorporated in 1899 as West Virginia Pulp and Paper Company, is one of the world's major producers of packaging, paper and chemicals. The company serves customers in more than 70 countries with operations in the United States, South America and Europe. The company produces paper and paperboard to convert into a variety of packaging products. Westvaco is also a leading global supplier of premium packaging for consumer products markets. The company also manufactures a variety of specialty chemicals, sells timber from its forestlands, is engaged in land development and produces lumber. In Brazil, it is a major producer of paperboard and corrugated packaging. Westvaco operates consumer packaging plants in Austria, Brazil, the Czech Republic, Germany, Ireland, The Netherlands, the United Kingdom and the United States. Westvaco exports products from the United States and certain of its foreign subsidiaries to other countries throughout the world. The term "Westvaco" or "the company" includes Westvaco Corporation and its consolidated subsidiaries unless otherwise noted.

Current year developments
In December 1999, the company acquired Temple-Inland's bleached paperboard mill in Evadale, TX.
In January 2000, the company acquired Mebane Packaging Group, a leading North American supplier of packaging for pharmaceutical products and personal care items with seven plants in the eastern United States and Puerto Rico. In March 2000, the company acquired the asphalt emulsion business of Raschig GmbH. In July 2000, the company completed its acquisition of IMPAC Group, Inc. ("IMPAC"), a leading North American and European supplier of packaging for entertainment products, cosmetics and health and beauty aids with 13 plants in Europe and eight plants in the United States. Also, in July 2000, Rigesa, Ltda. ("Rigesa"), Westvaco's Brazilian subsidiary, acquired all assets of Agaprint Embalagens, a leading supplier of consumer packaging in Brazil. In August 2000, IMPAC Europe Ltd., a Westvaco subsidiary, acquired DuBOIS Holdings Ltd., a major European manufacturer of DVD packaging. In October 2000, IMPAC Europe acquired Sony Music Printing (Holland) BV, a manufacturer of packaging for entertainment products in The Netherlands.

In September 2000, the company announced a definitive agreement to acquire a majority interest in Alfred Wall AG ("Wall"), a leading European supplier of consumer packaging based in Graz, Austria. Wall has six packaging plants in Austria, the United Kingdom, Germany and Poland. The transaction is scheduled to close in 2001.

Business segments
The company's principal business segments are the manufacture of (1) packaging products, (2) paper products, and (3) chemicals. Financial information about the company's business segments is contained in Note P to the consolidated financial statements, included in the 2000 Westvaco Annual Report, and is incorporated herein by reference.

Marketing and distribution
 The principal markets for Westvaco's products are in the United States, Brazil, Europe and Asia. Sales to customers outside the United States made up approximately 22% of Westvaco's total sales in 2000, 24% in 1999 and 25% in 1998. Substantially all products are sold through the company's own sales force. Westvaco maintains sales offices in key cities throughout the world.

Forest resources
 The principal raw material used in the manufacture of paper, paperboard and pulp is wood. Westvaco owns 1,418,000 acres of forestland in the United States and southern Brazil (more than 2,000 miles from the Amazon rainforests.) Westvaco's Cooperative Forest Management Program provides an additional source of wood fiber from the 1,371,000 acres owned by participating landowners and managed with assistance from Westvaco foresters. Westvaco's strategy, based on the location of its mills and the composition of surrounding forestland ownership, is to provide a portion of its wood fiber from company-owned land and to rely on private woodland owners and sawmill residues for substantial quantities of wood. Westvaco furnished 32% in 2000, 39% in 1999 and 36% in 1998 of its wood requirements from company-owned land. An additional 6% in 2000, 8% in 1999 and 7% in 1998 was purchased from landowners in the Cooperative Forest Management Program. The remainder was purchased from other private landowners and sawmills by mill wood procurement organizations, including a long-term wood supply contract with Temple-Inland, the previous owner of the Evadale, Texas mill. The wood procurement system includes 29 pulpwood concentration and processing yards that are strategically located to store and ship wood to the mills as needed. The Cooperative Forest Management Program, private landowners and sawmills have continuously provided adequate volumes of timber to meet our external fiber needs. The company has no reason to expect that these sources will be unable to furnish adequate wood supply in the future. Westvaco has the capacity to supply 100% of the wood for its Brazilian mills from company plantations.

Westvaco forests include plantations, natural stands and fiber farms. The inventory of growing trees, the basis for volume production, has increased steadily over the last decade in spite of a steady rise in the volume of wood harvested. As a result of land sales during the past year, the total inventory volume has decreased slightly. The company has also decided to reduce its U.S. land base of 1.3 million acres by approximately 200,000 acres over the next two to three years. These parcels are not strategically essential to our continuing commitment to assure a secure long-term, low-cost fiber supply for our mills. Most of the pine stands harvested are plantations that are regenerated by establishing new pine plantations. Most hardwood stands that are harvested are re-established by planned natural regeneration from seeds and sprouts. Westvaco's hardwood plantation and fiber farm programs are expanding and involve several domestic species. The quantity of wood harvested by Westvaco from its lands in any year is primarily controlled by long-range forest management programs based on integrated wood supply plans.

Patents
 Westvaco has obtained a number of foreign and domestic patents as a result of its research and product development efforts. Westvaco is the owner of many registered trademarks for its products. Although in the aggregate, its patents and trademarks are of material importance to Westvaco's business, the loss of any one or any related group of such intellectual property rights would not have a material adverse effect on the financial position of the company.

Competition
 Westvaco operates in very competitive domestic and foreign markets. Westvaco's strategy is to develop distinctive and innovative products and services for its customers in the United States and world markets. There are many large, well-established and highly competitive manufacturers operating in these markets as well. The company competes principally through quality, value-added products and services, customer service, innovation, technology, product design and price. The company's business is affected by a range of macroeconomic conditions, such as industry capacity, economic growth in the U.S. and abroad, and currency exchange rates.

Research
 Westvaco operates three major research facilities at Laurel, MD, North Charleston, SC, and Covington, VA. These facilities provide process and product support for our manufacturing operations, as well as a forest science laboratory in Summerville, SC. Forest research conducted there and at satellite centers in Wickliffe, KY, Rupert, WV, and Tres Barras, State of Santa Catarina, Brazil, is focused on biotechnology, genetics, tree nutrition, regeneration, stand management, environmental protection and forest measurements. The goal is increased timber and fiber production on a sustainable basis. The company's larger divisions and subsidiaries also have product development staffs which work on product-related projects directed toward specific opportunities of the individual units.

The company incurred $49.5 million in 2000, $47.3 million in 1999 and $45.1 million in 1998 of research and development costs. Substantially all of the research projects are company sponsored. Approximately 240 scientists were employed in research and development activities. The company is seeking to take commercial advantage of its forestry research abilities through new initiatives to develop and market forestry technology and systems.

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

Westvaco is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. In addition, the company is involved in the remediation of certain other than CERCLA sites and has accrued approximately $11 million for remediation of these sites. With regard to environmental matters, an additional matter in which the company disputes any liability for fines and the need to install additional pollution controls, see Part I, Item 3, "Legal proceedings," "Other matters."

Employees

At October 31, 2000, Westvaco employed approximately 17,100 persons. Of this group, 6,880 domestic employees and 1,580 employees of Rigesa, Ltda. ("Rigesa"), Westvaco's Brazilian subsidiary, are represented by various labor unions under collective bargaining agreements. Most of the company's European facilities have separate house union agreements or series of agreements specific to the workforce at such facility. Westvaco believes its labor relations are good.

International operations
 Operations outside the United States are conducted through subsidiaries located in Austria, Brazil, the Czech Republic, Germany, Ireland, The Netherlands and the United Kingdom. The company's sales that were attributable to domestic operations were 78% in 2000, 76% in 1999 and 75% in 1998. The company's sales that were attributable to foreign operations were 22% in 2000, 24% in 1999 and 25% in 1998. For more information about domestic and foreign operations, see Note P to the consolidated financial statements, included in the 2000 Westvaco Annual Report.

Rigesa, our Brazilian subsidiary, is one of that country's leading suppliers of corrugated containers, and operates two paperboard mills, four corrugated box plants and a consumer packaging plant. Rigesa is one of the few paper companies in Brazil which is integrated from the forests to the markets. This fact, combined with technology drawn from Westvaco's U.S. experience, has provided Rigesa with a history of high-quality products and strong growth. Rigesa accounted for approximately 9% of the packaging segment operating profit in 2000.

In Europe, Westvaco operates 16 consumer packaging plants and is an international designer, manufacturer and marketer of high-end, value-added specialty printing and packaging for various consumer products markets. Through its creative design work, specialized manufacturing techniques and diverse printing capabilities, the company offers innovative specialty packaging solutions for customers that seek to differentiate their products in the retail marketplace. In addition, the company offers its products using a unique blend of materials including paper, paperboard and injection-molded plastic.

Export sales from Westvaco's U.S. operations made up approximately 16% of Westvaco's 2000 sales, 18% of 1999 sales and 17% of 1998 sales. Sales of our foreign operating subsidiaries, were 6% of Westvaco's total 2000 and 1999 sales, and 8% of total 1998 sales. While there are risks inherent in foreign investments, Westvaco does not believe at this time that such risks are material to its overall business prospects.

Item 2. Properties

The location of Westvaco's production facilities and their principal products in each business segment as of October 31, 2000, were as follows:

Packaging
Location	Product
Covington, Virginia	Bleached paperboard
Evadale, Texas	Bleached paperboard
North Charleston, South Carolina	Saturating kraft, containerboard and folding carton stock
Tres Barras, Santa Catarina, Brazil	Containerboard and kraft papers
Valinhos, Sao Paulo, Brazil	Corrugating medium (principally from recycled papers)
Silsbee, Texas	Extrusion coated bleached paperboard
Low Moor, Virginia	Extrusion coated bleached paperboard

Packaging (continued)
Location	Product
Birmingham, United Kingdom	Consumer packaging
Caguas, Puerto Rico (Leased)	Consumer packaging
Chatham, New Jersey	Consumer packaging
Cleveland, Tennessee	Consumer packaging
Corby, United Kingdom	Consumer packaging
Dublin, Ireland (Leased)	Consumer packaging
Enschede, The Netherlands	Consumer packaging
Franklin Park, Illinois (Leased)	Consumer packaging
Freden, Germany	Consumer packaging
Garner, North Carolina	Consumer packaging
Greenville, Mississippi	Consumer packaging
Grover, North Carolina	Consumer packaging
Haarlem, The Netherlands	Consumer packaging
Jacksonville, Illinois	Consumer packaging
Kearny, New Jersey	Consumer packaging
Littlehampton, United Kingdom (Leased)	Consumer packaging
London, United Kingdom (Leased)	Consumer packaging
Louisa, Virginia (Leased)	Consumer packaging
Louisville, Kentucky (Leased)	Consumer packaging
Mebane, North Carolina	Consumer packaging
Melrose Park, Illinois (Leased)	Consumer packaging
Memphis, Tennessee	Consumer packaging
Newark, Delaware	Consumer packaging
Norwich, Connecticut	Consumer packaging
Richmond, Virginia	Consumer packaging
Salzburg, Austria (Leased)	Consumer packaging
Slough, United Kingdom	Consumer packaging
Svitavy, Czech Republic	Consumer packaging
Swindon, United Kingdom (Leased)	Consumer packaging
Uden, The Netherlands (Leased)	Consumer packaging
Valinhos, Sao Paulo, Brazil	Consumer packaging
Warrington, Pennsylvania (Leased)	Consumer packaging
Weesp, The Netherlands	Consumer packaging
Blumenau, Santa Catarina, Brazil	Corrugated boxes
Manaus, Amazonas, Brazil	Corrugated boxes
Pacajus, Ceara, Brazil	Corrugated boxes
Valinhos, Sao Paulo, Brazil	Corrugated boxes
Summerville, South Carolina	Building products

Paper Location	Product
Luke, Maryland	White printing and converting papers
Wickliffe, Kentucky	White printing and converting papers, and market pulp
Tyrone, Pennsylvania	White printing and converting papers
Atlanta, Georgia	Envelopes
Dallas, Texas	Envelopes
Enfield, Connecticut	Envelopes
Indianapolis, Indiana	Envelopes
Kenosha, Wisconsin	Envelopes
Los Angeles, California	Envelopes
Springfield, Massachusetts	Envelopes
Williamsburg, Pennsylvania	Envelopes
Worcester, Massachusetts (Leased)	Envelopes
Springfield, Massachusetts	Flexible packaging and paper cups

Chemicals
Location	Product
Covington, Virginia	Activated carbon products and services
Wickliffe, Kentucky	Activated carbon products and services
DeRidder, Louisiana	Printing ink resins and tall oil derivatives
North Charleston, South Carolina	Lignin-based surfactants and tall oil derivatives

Other
Location	Product
Summerville, South Carolina	Land development and forest technology services

Capacity and production
 Capacity estimates are based on the expected operations and product mix of each of the locations. Whether these estimates can in practice be attained or exceeded is dependent upon a variety of factors such as actual product mix, quantity and timing of production runs, required maintenance time and labor conditions.

The company's mills are a significant source of supply for the paper and paperboard needs of the converting plants, which produce a variety of consumer packaging, corrugated boxes and envelopes. All of the company's production facilities are in good operating condition and have sufficient capacity to meet current production requirements.

Leases
 See Note J to the consolidated financial statements, incorporated by reference in Part II of this report, for financial data on leases. Substantially all of the leases of production facilities contain options to purchase or renew for future periods.

Forest resources
 Westvaco owns 1,418,000 acres of forestland. There are 1,087,000 acres in the South and Middle Atlantic United States, 211,000 acres in the Central United States and 120,000 acres in southern Brazil.

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

The company owns in fee all of the mills, plants and timberlands listed in Item 2, except leased facilities, those described above and pending purchases.

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

The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. In addition, the company is involved in the remediation of certain other than CERCLA sites and has accrued approximately $11 million for remediation of these sites.

In April 1999, EPA, Region III, issued Notices of Violation to seven paper industry facilities, including the company's Luke, MD, mill, alleging violation of EPA's Prevention of Significant Deterioration (PSD) regulations under the Clean Air Act requiring special permitting and emissions evaluation prior to industrial expansion. On August 28, 2000, an enforcement action in federal district court in Maryland was brought against the company which charges these violations and addresses capital projects at the mill carried out in the 1980s. The action alleges that the company did not obtain PSD permits or install required pollution controls, and seeks penalties of $27,500 per day for each claimed violation together with the installation of control equipment. The company strongly disagrees with EPA's allegations of Clean Air Act violations by the company and expects to vigorously defend this action.

Item 4. Submission of matters to a vote of security holders

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended October 31, 2000.

Executive officers of the registrant

The following table sets forth certain information concerning the executive officers of Westvaco Corporation:

			Year in which
			service in present
Name	Age	Present position	position began
John A. Luke, Jr.*	52	Chairman,	1996
		President and Chief Executive Officer	1992
James A. Buzzard	46	Executive Vice President	2000
Rudolph G. Johnstone, Jr.*	64	Executive Vice President	1995
David E. McIntyre	60	Group Vice President	1999
Richard H. Block	60	Senior Vice President	2000
Richard N. Burton	52	Senior Vice President	1998
Oscar B. (Bo) Fears, Jr.	54	Senior Vice President	2000
Rita V. Foley	47	Senior Vice President	1999
Gilbert M. Gillespie	60	Senior Vice President	1998
James F. Jordan	53	Senior Vice President	1999
James L. Martin	62	Senior Vice President	1999
Karen R. Osar	51	Senior Vice President and	1999
		Chief Financial Officer
Linda V. Schreiner	41	Senior Vice President	2000
James E. Stoveken, Jr.	61	Senior Vice President and	1996
		Comptroller	1999
Samuel L. Torrence	60	Senior Vice President	1996
R. Scott Wallinger	61	Senior Vice President	1987
Wendell L. Willkie, II	49	Senior Vice President and General Counsel	1996
William S. Beaver	49	Vice President	1996
		and Treasurer	1987
John W. Hetherington	62	Vice President,	1987
		Assistant General Counsel and Secretary	1978
Ned W. Massee	50	Vice President	1991

*Director of Westvaco

Westvaco's officers are elected by the Board of Directors annually for one-year terms. Westvaco's executive officers have served in their present capacities for the past five years or longer with the following exceptions:

James A. Buzzard, Senior Vice President, 1999, Vice President, 1992-1999; David E. McIntyre, Senior Vice President, 1998-1999, Vice President, 1996-1998; Richard H. Block, President and Chief Executive Officer of IMPAC Group, Inc., 1998-2000, President and Chief Executive Officer of AGI Inc., 1987-1998; Richard N. Burton, Vice President, 1994-1998; Oscar B. (Bo) Fears, Jr., Vice President and Manager of Consumer Packaging, 1998-2000, President and Managing Director of Rigesa, Ltda., 1996-1998; Rita V. Foley, Independent Consultant, 1998-1999, Executive Vice President Sales and Marketing, QAD, Inc., 1997-1998, an Officer of Digital Equipment Corporation, 1994-1997; Gilbert M. Gillespie, Vice President, 1990-1998; James F. Jordan, Vice President and Manager of Westvaco Worldwide, 1998-1999, Manager of Marketing and Administration for Westvaco Worldwide, 1991-1998; James L. Martin, Vice President and Assistant Division Manager of the Bleached Board Division, 1996-1999, President and Managing Director of Rigesa, Ltda., 1993-1996; Karen R. Osar, Vice President and Treasurer of Tenneco Inc., 1994-1999; Linda V. Schreiner,

Manager of Strategic Leadership Development, 1999-2000, Senior Manager of Arthur D. Little, Inc., 1998-1999, Vice President of Signet Banking Corporation, 1988-1998; James E. Stoveken, Jr., Vice President, 1986-1996; Samuel L. Torrence, Vice President, 1991-1996; Wendell L. Willkie, II, Vice President and Associate General Counsel, 1995-1996.

Information required by Item 405 of Regulation S-K will be included in Westvaco's 2001 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 31, 2001, and is incorporated herein by reference.

Part II

Item 5. Market for the registrant's common stock and related security holder matters

(a)	Market and price range of common stock
The company's common stock is traded on the New York, Chicago and Pacific Stock Exchanges under the symbol W. The New York Stock Exchange is the principal market on which the common stock is traded.

The quarterly price range of common stock for 2000 and 1999 is included on the inside front cover of the 2000 Westvaco Annual Report under the caption "Stock price ranges," and is incorporated herein by reference.

(b)	Approximate number of common shareholders

At October 31, 2000, the number of shareholders of record of Westvaco common stock was approximately 6,600. In addition, there were 12,390 current or former employees of the company who were Westvaco shareholders by virtue of their participation in the company's savings and investment plans.

(c)	Dividends

The company's record of uninterrupted quarterly cash dividends extends 105 years. Information concerning quarterly dividends per share for 2000 and 1999 is included on the inside front cover of the 2000 Westvaco Annual Report under the caption "Dividends per share," and is incorporated herein by reference. There were no restrictions on dividends at October 31, 2000.

Item 6. Selected financial data

Information required by this item is included in the 2000 Westvaco Annual Report under the caption "Eleven-year comparison," and is incorporated herein by reference.

Item 7. Management's discussion and analysis of financial condition and results of operations

Information required by this item is included in the Financial Review section of the 2000 Westvaco Annual Report under the captions "Analysis of operations," "Fiscal year 1999," "Liquidity and capital resources," and "Forward-looking statements," and is incorporated herein by reference.

Item 7A. Quantitative and qualitative disclosures about market risk

The company's financial market risk arises from fluctuations in interest rates and foreign currency exchange rates.

Most of the company's debt obligations at year-end 2000 were at fixed interest rates. Consequently, a 10% change in market interest rates would not have a material effect on the company's 2001 results of operations or cash flows. The company's exposure to foreign currency fluctuations on its financial instruments is not material because most instruments are denominated in U.S. dollars. Furthermore, the company's exposure to foreign currency fluctuations on its income is not material because a majority of

II-1

the company's sales are in U.S. dollars. The company does not hold financial instruments for trading purposes.

Item 8. Financial statements and supplementary data

 Information required by this item is included in the 2000 Westvaco Annual Report under the captions "Consolidated statement of income," "Consolidated balance sheet," "Consolidated statement of shareholders' equity," "Consolidated statement of cash flows," "Notes to financial statements" and "Report of independent accountants," and is incorporated herein by reference.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

Not applicable.

II-2

Part III

Item 10. Directors and executive officers of the registrant

 Information required by this item for the company's directors will be contained in Westvaco's 2001 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 31, 2001, and is incorporated herein by reference. Information required by this item for the company's executive officers is contained in Part I of this report under the caption "Executive officers of the registrant."

Item 11. Executive compensation

 Information required by this item will be contained in Westvaco's 2001 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 31, 2001, and is incorporated herein by reference.

Item 12. Security ownership of certain beneficial owners and management

 Information required by this item will be contained in Westvaco's 2001 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 31, 2001, and is incorporated herein by reference.

Item 13. Certain relationships and related transactions

 Information required by this item will be contained in Westvaco's 2001 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by January 31, 2001, and is incorporated herein by reference.

III-1

Part IV

Item 14. Exhibits, financial statement schedules and reports on Form 8-K

(a) Documents filed as part of this report:

1.	Consolidated financial statements
	The consolidated financial statements of Westvaco Corporation and consolidated subsidiaries listed below are incorporated herein by reference to the following pages of the 2000 Westvaco Annual Report:
		Page
	Consolidated statements of income for fiscal years
	ended October 31, 2000, 1999 and 1998	20

	Consolidated balance sheets at October 31, 2000 and 1999	21

	Consolidated statements of shareholders' equity at
	October 31, 2000, 1999 and 1998	22

	Consolidated statements of cash flows for fiscal years
	ended October 31, 2000, 1999 and 1998	23

	Notes to financial statements	24-36

	Report of independent accountants	37

2.	Consolidated financial statement schedules

All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes thereto contained in the 2000 Westvaco Annual Report and incorporated herein by reference.

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

4.e	Credit Agreement dated November 16, 2000, previously filed as Exhibit 10 to the company's Form 8-K, filed on December 8, 2000, incorporated herein by reference.

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

10.o

Employment Agreement dated as of January 27, 1999, by and between Westvaco Corporation and James A. Buzzard, previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the three months ended January 31, 2000, File No. 1-3013, and incorporated herein by reference.

10.p

Employment Agreement dated as of January 27, 1999, by and between Westvaco Corporation and Karen R. Osar, previously filed as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the three months ended January 31, 2000, File No. 1-3013, and incorporated herein by reference.

10.q

Employment Agreement dated as of April 20, 2000, by and between Westvaco Corporation and Richard H. Block, previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the three months ended July 31, 2000, File No. 1-3013, and incorporated herein by reference.

10.r

The 1999 Salaried Employee Stock Incentive Plan, effective September 17, 1999, previously filed as Exhibit 99 to Registration Statement on Form S-8, File No. 33-87275, incorporated herein by reference.

10.s	Form of Indemnification Contract between the company and each of its officers and directors as listed in the Westvaco Corporation 2000 Annual Report to Shareholders, incorporated herein by reference.

13.

The inside front cover and pages 14 through 38 of the Westvaco Corporation 2000 Annual Report to Shareholders. Except for the information that is expressly incorporated by reference, the Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

21.	Subsidiaries of the registrant.

23.	Consent of independent accountants.

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

A report on Form 8-K was filed on December 8, 2000, and is incorporated herein by reference. The contents of the report are summarized below:

Item 7.

Financial Statements and Exhibits

Credit Agreement, dated as of November 16, 2000, among Westvaco Corporation, the Banks listed therein and The Bank of New York, as Administrative Agent, Bank of America, N.A., as Documentation Agent, and Citibank, N.A., as Syndication Agent.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WESTVACO CORPORATION
                                                 (Registrant)

                   December 20, 2000  By
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

Signature	Title	Date

	Chairman, President,	December 20, 2000
John A. Luke, Jr.	Chief Executive Officer
and Director

	Executive Vice President	December 20, 2000
Rudolph G. Johnstone, Jr.	and Director

	Senior Vice President	December 20, 2000
Karen R. Osar	(Principal Financial Officer)

	Senior Vice President and Comptroller	December 20, 2000
James E. Stoveken, Jr.	(Principal Accounting Officer)

	Director	December 20, 2000
Samuel W. Bodman III

	Director	December 20, 2000
W. L. Lyons Brown, Jr.

	Director	December 20, 2000
Michael E. Campbell

	Director	December 20, 2000
Dr. Thomas W. Cole, Jr.

	Director	December 20, 2000
David F. D'Alessandro

	Director	December 20, 2000
David L. Hopkins, Jr.

	Director	December 20, 2000
Douglas S. Luke

	Director	December 20, 2000
William R. Miller

	Director	December 20, 2000
Jane L. Warner

	Director	December 20, 2000
Richard A. Zimmerman