Form 10-Q
period 2001-01-31
WESTVACO CORP
filed 2001-03-19
CIK 106498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended January 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO

At January 31, 2001 the latest practicable date, there were 100,752,310 shares outstanding of Common Stock, $5 par value.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

[Unaudited]

In thousands, except per share data
	Three Months Ended
	January 31
	2001	2000
Sales	$926,122	$799,593
Other income, net (expense)	11,573	12,359
	937,695	811,952

Cost of products sold (excludes
depreciation shown below)	660,097	554,243
Selling, research and
administrative expenses	87,529	60,782
Depreciation and amortization	84,626	71,902
Interest expense	52,657	45,300
	884,909	732,227

Income before taxes	52,786	79,725

Income taxes	19,500	29,500

Net income	$ 33,286	$ 50,225

Net income per share, basic and diluted:	$ .33	$ .50

Shares used to compute net income per share:
Basic	100,719	100,412
Diluted	100,896	100,965
Cash dividends per share of common stock	$ .22	$ .22

The accompanying notes are an integral part of these financial statements.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

[Unaudited]

In thousands
	January 31, 2001	October 31, 2000
ASSETS
Cash and marketable securities	$ 100,497	$ 225,308
Receivables, net	409,797	421,707
Inventories	387,201	333,284
Prepaid expenses	95,728	83,378
Current assets	993,223	1,063,677
Plant and timberlands:
Machinery	5,679,761	5,673,455
Buildings	816,193	794,114
Other property, including plant land	253,767	248,761
	6,749,721	6,716,330
Less: accumulated depreciation	2,988,392	2,916,402
	3,761,329	3,799,928
Timberlands, net	266,397	268,699
Construction in progress	167,616	127,956
	4,195,342	4,196,583
Prepaid pension asset	676,522	556,708
Goodwill and other assets	663,713	752,935
	$6,528,800	$6,569,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$ 472,368	$ 523,187
Notes payable and current maturities of
long-term obligations	29,959	30,098
Income taxes	11,648	13,633
Current liabilities	513,975	566,918

Long-term debt	2,667,875	2,686,674
Other long-term obligations	76,238	75,979
Deferred income taxes	924,743	907,739
Shareholders' equity:
Common stock, $5 par, at stated value
shares authorized: 300,000,000
shares issued: 103,170,667 (2000-103,170,667)	767,798	767,552
Retained income	1,772,874	1,761,764
Accumulated other comprehensive income (loss)	(135,663)	(135,731)
Common stock in treasury, at cost
shares held: 2,418,357 (2000-2,508,258)	(59,040)	(60,992)
	2,345,969	2,332,593
	$6,528,800	$6,569,903

The accompanying notes are an integral part of these financial statements.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

	Three Months Ended
In thousands	January 31
	2001	2000
Cash flows from operating activities:
Net income	$ 33,286	$ 50,225
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for depreciation and amortization	84,626	71,902
Provision for deferred income taxes	15,247	20,554
(Gains) losses on sales of plant and timberlands, net	(6,346)	(2,666)
Pension credits and other employee benefits	(32,782)	(24,807)
Foreign currency transaction losses (gains)	76	193

Changes in assets and liabilities:
(Increase) decrease in receivables	11,420	6,009
(Increase) decrease in inventories	(54,115)	7,865
(Increase) decrease in prepaid expenses	(11,639)	(6,673)
(Decrease) increase in accounts payable and
accrued expenses	(50,119)	(8,082)
(Decrease) increase in income taxes payable	(849)	10,838
Other, net	(629)	6,851
Net cash (used in) provided by operating activities	(11,824)	132,209

Cash flows from investing activities:
Additions to plant and timberlands	(77,177)	(38,574)
Payments for acquisitions	-	(763,960)
Proceeds from sales of plant and timberlands	7,877	10,350
Other, net	189	(517)
Net cash used in investing activities	(69,111)	(792,701)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,337	5,531
Proceeds from issuance of debt	426,579	1,155,242
Treasury stock purchases	(526)	(631)
Dividends paid	(22,157)	(22,076)
Repayment of notes payable and long-term obligations	(449,559)	(59,811)
Net cash (used in) provided by financing activities	(43,326)	1,078,255

Effect of exchange rate changes on cash	(550)	1,080

Increase (decrease) in cash and marketable securities	(124,811)	418,843

Cash and marketable securities:
At beginning of period	225,308	108,792
At end of period	$ 100,497	$ 527,635

The accompanying notes are an integral part of these financial statements.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited]

1. Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the interim periods presented. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 2000 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the company's 2000 Annual Report on Form 10-K.

2. Current Assets

Marketable securities of $14,230,000 ($22,032,000 at October 31, 2000) have maturities of three months or less and are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:

	January 31	October 31
(In thousands)	2001	2000
Raw materials	$ 74,049	$ 73,064
Production materials, stores and supplies	82,556	78,824
Finished and in process goods	230,596	181,396
Total	$387,201	$333,284

If inventories had been valued at current cost, they would have been $526,823,000 in 2001 ($469,456,000 at October 31, 2000).

3. Net Income Per Common Share
Basic earnings per share for all the periods presented have been calculated using the weighted average shares outstanding. In computing diluted earnings per share, incremental shares issuable upon the assumed exercise of stock options have been added to the weighted average shares outstanding. For the three months ended January 31, 2001 and 2000, options of 4.4 million and 1.0 million for the exercise of common stock, respectively, were not included in the calculation of weighted average shares for diluted EPS because their effects would have been antidilutive.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

4. Segment Information

(In millions)	Sales
Quarter ended January 31, 2001		Inter-		Operating
	Trade	segment	Total	Profit
Packaging	$545.2	$ 1.0	$546.2	$ 50.1
Rigesa	43.3	-	43.3	9.4
Packaging total	588.5	1.0	589.5	59.5
Paper	249.7	2.5	252.2	15.5
Chemical	75.5	6.1	81.6	13.2
Corporate and other	12.4	9.6	22.0	(35.4)
Total	926.1	19.2	945.3	52.8
Intersegment eliminations		(19.2)	(19.2)
Consolidated totals	$926.1	$ -	$926.1	$ 52.8

	Sales
Quarter ended January 31, 2000		Inter-		Operating
	Trade	segment	Total	Profit
Packaging	$386.5	$ 1.2	$387.7	$ 57.8
Rigesa	37.2	-	37.2	5.5
Packaging Total	423.7	1.2	424.9	63.3
Paper	288.1	6.7	294.8	33.0
Chemical	75.7	5.7	81.4	12.7
Corporate and other	12.1	9.0	21.1	(29.3)
Total	799.6	22.6	822.2	79.7
Intersegment eliminations		(22.6)	(22.6)
Consolidated totals	$799.6	$ -	$799.6	$ 79.7

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

5. Comprehensive Income

Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the periods presented below included foreign currency translation adjustments associated primarily with the company's Brazilian and Czech Republic operations. There was no tax expense or tax benefit associated with the foreign currency translation items because management believes these amounts to be permanently invested.

(In thousands)	Three Months Ended
	January 31
	2001	2000
Net income	$33,286	$50,225
Other comprehensive income (loss):
Foreign currency translation adjustments	(68)	11,803
Comprehensive income (loss)	$33,218	$62,028

6. Recently Issued Accounting Pronouncements:

On November 1, 2000, the company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires that the fair value of derivatives be recorded as assets or liabilities. Gains or losses resulting from changes in the fair value of derivatives would be accounted for currently in earnings or comprehensive income, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. The company is currently not involved with derivative financial instruments.

In 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 clarifies the basic principles of revenue recognition in generally accepted accounting principles. SAB 101 is required to be implemented by the fourth quarter of fiscal year 2001. The company is currently evaluating the potential effect on income from operations and financial position from the adoption of SAB 101. In September 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs. EITF 00-10 implementation is consistent with the requirements of SAB 101. The company intends to adopt EITF 00-10 in the fourth quarter of 2001 and reclassify shipping and handling costs from sales to cost of products sold. The reclassification will have no effect on income from operations or financial position.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

[Unaudited]

Results of Operations

The rapid slowdown in U.S. business activity during the quarter occurred during a period in which demand is traditionally soft for some of our product grades. Sales of $926.1 million for the 2001 first quarter were 15.8% more than in the 2000 first quarter reflecting acquisition-related increase in volumes of 12.3%, and a 3.5% improvement due to price and product mix. Net income from operations for the first quarter ended January 31, 2001 was $33.3 million or $.33 per share (basic and diluted), compared to $50.2 million or $.50 per share (basic and diluted) for the 2000 period. Higher energy costs also reduced earnings, and the strength of the U.S. dollar added to competitive pressures. Export sales from the United States increased slightly to $133.3 million, compared to the first quarter of 2000 and accounted for approximately 14% of the company's first quarter sales. Total sales outside of the United States, including sales of our foreign operating subsidiaries, increased 38% from the prior year period, and accounted for approximately 25% of consolidated sales. Gross profit margin for the first quarter of 2001 was 20% compared with 22% for the prior year period, reflecting higher energy, pulpwood and maintenance costs. Energy costs were $17 million higher in the first quarter of 2001 compared with the first quarter of 2000. In response to higher energy prices, the company switched to alternative fuels where possible. First quarter 2001 operating expenses also benefited from an increase in non-cash pension credits of $6.7 million to $33.8 million, reflecting cumulative favorable investment returns on pension plan assets.

Packaging

Sales for the packaging segment increased 38.7% compared to the 2000 first quarter, reflecting three full months of shipments from our Evadale, TX mill, which was acquired last year, compared to one month in the prior year period. Volume for the segment increased 34.4% and price and product mix increased revenues by 4.3%. Operating profit for the packaging segment decreased to $59.5 million from the 2000 first quarter profit of $63.3 million, due to the weaker economy and increasing energy prices. Due to soft bleached paperboard markets, the company took downtime in the first quarter of 2001 at the Covington, VA and Evadale, TX mills of about 30,000 tons. The company plans to take about 8,000 tons of market related downtime in the second quarter.

Revenues and operating income for Rigesa Ltda., our Brazilian subsidiary showed solid year over year improvements, reflecting our strong product mix and ongoing cost management efforts. Operating profit increased 70% and accounted for approximately 16% of segment operating profit in the first quarter of 2001, compared to approximately 9% for the 2000 comparable period. During the first quarter of 2001, approximately 18% of packaging segment sales were made to the tobacco industry for packaging tobacco products compared to approximately 22% for

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
[Unaudited]

Packaging (cont'd)

the 2000 comparable period. Of these tobacco sales, approximately 11% (2000 -15%) of the segment sales were exported or used to produce products for export with the remaining 7% (2000-7%) sold to the domestic tobacco industry for sale in the United States. The current legal, regulatory and legislative pressures on the tobacco industry may have an adverse effect on packaging segment profitability. While we would expect to compensate for such an adverse effect with growth in other consumer product markets, these alternatives may not, in the short run, fully offset any decline in profitability related to sales to the tobacco industry.

Paper

Paper segment sales for the first quarter decreased 14.4% from the comparable 2000 quarter due to a decrease in volume of 16.1% and partially offset by a 1.7% improvement in price and product mix. Weakened coated paper demand was further affected by the strength of the U.S. dollar, making imported products more competitive in price. Paper segment operating profit decreased substantially in the first quarter ended January 31, 2001 to $15.5 million compared to $33.0 million for the same 2000 period principally due to a slowing economy as well as higher pulpwood and energy costs. Increased repair and maintenance costs during normal planned outages were also a factor, which led to reduced operating profits.

Chemicals

Chemicals segment sales increased slightly from the 2000 first quarter due to an improvement in price and product mix of 2.2% partially offset by a decrease in volume of 1.9%. Higher sales of activated carbon for automotive emission controls and resins used in printing inks and other products more than offset a decline in sales of fabric dye dispersants related to slower economic activity and increased competition from products produced in the Far East. Our asphalt emulsifier business also softened in the first quarter as road repair and construction markets slowed due to economic factors and the cold winter. The 2001 first quarter operating profit for the chemicals segment increased 4.0% to a level of $13.2 million due to higher repair costs in the prior year period.

Other Items

Compared to last year's first quarter, other income in the first quarter of 2001 included lower interest income, a gain of 3 cents per share from the sale of a real estate lease in New York City and lower gains on land sales, although the company expects gains from land sales to be slightly higher for the full fiscal year 2001 compared to fiscal year 2000.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
[Unaudited]

Liquidity and Capital Resources

At January 31, 2001 and October 31, 2000, the ratio of current assets to current liabilities was 1.9. Cash flows from operations totaled $(11.8) million for the three months ended January 31, 2000, compared to $132.2 million for the comparable 2000 period. The decrease in net cash from operating activities is primarily a result of the increase in inventory due to weaker markets and a decrease in accrued expenses, particularly property taxes and accrued compensation, at January 31 2001, as compared to October 31, 2000. Management believes that the company's ability to generate cash from operations and its ability to borrow are adequate to fund working capital, capital spending and other needs in the foreseeable future.

New investment in plant and timberlands, excluding acquisitions, totaled $77.1 million for the first quarter of 2001, compared to $38.6 million for the comparable 2000 period. This increased level of capital spending is due to the earlier postponement of capital projects originally scheduled to be completed in the prior year. As part of its program to improve return on investment, Westvaco plans to continue to hold annual capital spending below annual depreciation and amortization levels over the next few years. Total capital expenditures, including expenditures for environmental control equipment and facilities, are expected to approximate $275-$300 million in 2001. At January 31, 2001, the amounts committed to complete all authorized capital projects were approximately $263.1 million. These expenditures will be used to support our current primary production capacity levels and address requirements of consumer packaging facilities to satisfy anticipated customer needs.

The company maintains a $500 million revolving credit agreement, and there was no borrowing under this arrangement during the current period. The ratio of debt to total capital employed was 45% at January 31, 2001, and 46% at October 31, 2000. In February 2001, the company issued $300 million of 7.95% of thirty-year notes to repay commercial paper and to fund working capital and other general requirements.

Accounting changes:

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", and in June 2000, issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS 133. These new standards require companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair value of those derivatives would be accounted for based on the use of the derivative and whether the instrument qualified for hedge accounting, as defined in SFAS 133 and SFAS 138.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
[Unaudited]

Accounting changes: (cont'd)

The company adopted SFAS 133 and SFAS 138 on November 1, 2000, the first day of fiscal 2001. On that date no derivative financial instruments were outstanding. There was no impact on the company's financial statements due to the adoption of the statement. The company intends to have limited involvement with derivative financial instruments to manage foreign exchange risks. Forward foreign exchange contracts will be used to hedge the impact of fluctuations of foreign exchange on U.S. export sales denominated in foreign currencies.

Environmental Matters: The company strives to maintain compliance with all environmental regulations issued by federal, state and local authorities in the United States as well as regulatory authorities with jurisdiction over its foreign operations. The company has made, and expects to continue to make, significant capital expenditures to comply with water, air and solid and hazardous waste and other environmental laws and regulations. During the first quarter of 2001, expenditures for environmental projects were $6 million. The company anticipates that environmental capital expenditures will approximate $39 million for the remainder of fiscal year 2001 and $58 million in 2002. The cost of these projects is included in the capital expenditure information set forth above in total capital expenditures for the company. The company anticipates that there will continue to be significant capital expenditures associated with a range of pollution control regulations. The amount of future capital expenditures for environmental control facilities will depend on changing laws and regulations and technological advances.

A substantial portion of the anticipated environmental capital expenditures will be in connection with the company's implementation of the Cluster Rule, issued by EPA in April 1998. The Cluster Rule regulations established new requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met by the year 2006. While the company has taken major steps to implement the Cluster Rule, we currently anticipate related expenditures of approximately $15 million over the next two years, which is included in the amounts referred to in the preceding paragraph. Cluster Rule expenditures for the years following fiscal year 2002 are estimated to be in the range of $85-115 million, including the related remaining air quality requirements. Additional operating expenses will be incurred as capital installations required by the Cluster Rule are put into service. Environmental organizations are challenging the Cluster Rule in the U.S. Court of Appeals. Westvaco and other companies are participating in that litigation. If the legal challenge by environmental organizations to the regulations is successful, the company currently estimates that it could face additional compliance costs of up to $150 million over the next several years.

In September 1998, EPA issued final regulations requiring a significant reduction in Nitrogen Oxide (NOx) emissions in 22 states. Three of the company's mills will be affected by the regulations. Based on the state implementation plans that were submitted to EPA in October 2000, capital expenditures in the range of $15-20 million will be required to install additional controls on some of the company's power boilers located in Kentucky, Maryland and Virginia by 2003 and 2004 and there will also be ongoing operating costs to comply with the regulations. The

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
[Unaudited]

Environmental Matters: (cont'd)

company does not believe the regulations will have a material adverse effect on its consolidated financial position, liquidity or results of operations. These estimated expenditures assume that the technology identified by the EPA is capable of achieving the NOx reductions projected by the EPA, which the company has not independently confirmed.

The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has previously accrued approximately $5 million for estimated potential cleanup costs based upon our close monitoring of ongoing activities and our past experience with these matters. In addition, the company is involved in the remediation of certain other than CERCLA sites and has previously accrued approximately $11 million for remediation of these sites. Payments related to cleanup at existing and former operating sites and CERCLA sites were not material to the Company's liquidity during the first quarter of 2001 and are not expected to be material for the remainder of the year.

Forward-looking statements

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of the company, or industry results, to differ materially from those expressed in or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed in or implied by the forward-looking statements include, but are not limited to, competitive pricing for the company's products; changes in raw materials, energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the U.S. and

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
[Unaudited]

Forward-looking statements (cont'd)

international economies, especially in Asia and Brazil; governmental policies and regulations, including but not limited to those affecting the environment and the tobacco industry; and currency movements.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make on related subjects in our reports filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company's financial market risk arises from fluctuations in interest rates and foreign currency exchange rates. No material changes occurred during the quarter to information previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

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

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders of Westvaco Corporation was held on February 27, 2001.
(b)	The directors named in the Proxy Statement were elected to three-year terms expiring in 2004, with the following results:
	Shares	Shares
	Voted For	Withheld
Douglas S. Luke	94,302,635	611,729
Jane L. Warner	94,369,998	544,366
Richard A. Zimmerman	94,323,517	590,847

Directors whose terms of office continue: Samuel L. Bodman III, Michael E. Campbell, Dr. Thomas W. Cole, Jr., David F. D'Alessandro, John A. Luke, Jr. and W.L. Lyons Brown, Jr.

(c)	The appointment of PricewaterhouseCoopers LLP as independent accountants was ratified by a vote of 94,327,199 shares in favor, 201,642 shares in opposition and 385,541 shares abstained.

(d)	The approval of the Westvaco Corporation Annual and Long-Term Incentive Plan was ratified by a vote of 90,753,560 shares in favor, 3,238,813 shares in opposition and 921,991 shares abstained.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

Item 6. Exhibits And Reports On Form 8-K

Reports on Form 8-K:

A report on Form 8-K was filed on December 5, 2000, and is incorporated herein by reference. The contents of the report are summarized below:
Item 7.	Financial Statements and Exhibits

Credit Agreement, dated as of November 16, 2000, among Westvaco Corporation, the Banks listed therein and The Bank of New York, as Administrative Agent, Bank of America, N. A., as Documentation Agent, and Citibank, N. A., as Syndication Agent.

A report on Form 8-K was filed on January 25, 2001, and is incorporated herein by reference. The contents of the report are summarized below:
Item 5.

Other Events Westvaco issued a news release on January 22, 2001, announcing that earnings per share for the 2001 first quarter ending January 31 are expected to be in the range of 30-35 percent lower than last year's first quarter earnings of 50 cents per share.

Item 7.	Financial Statements and Exhibits

Item 6. Exhibits And Reports On Form 8-K (cont'd)

A report on Form 8-K was filed on February 6, 2001, and is incorporated herein by reference. The contents of the report are summarized below:

Item 5.	Other Events The Company announced the issuance in an underwritten public offering of $300,000,000 of 7.95% Debentures due 2031.

Item 7.	Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTVACO CORPORATION

(Registrant)

March 19, 2001

Karen R. Osar

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)