Form 10-Q
period 2001-04-30
WESTVACO CORP
filed 2001-06-13
CIK 106498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the second quarter ended April 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO

At April 30, 2001 the latest practicable date, there were 100,733,937 shares outstanding of Common Stock, $5 par value.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

[Unaudited]

In thousands, except per share data
	Three Months Ended		Six Months Ended
	April 30		April 30
	2001	2000	2001	2000
Sales	$921,098	$904,658	$1,847,220	$1,704,251
Other income, net	8,885	3,693	20,458	16,052
	929,983	908,351	1,867,678	1,720,303
Cost of products sold (excludes depreciation
and amortization shown below)	671,680	617,434	1,331,777	1,171,677
Selling, research and
administrative expenses	91,239	66,402	178,768	127,184
Depreciation and amortization	84,402	78,907	169,028	150,809
Restructuring charges, net	1,251	(11,161)	1,251	(11,161)
Interest expense	52,282	45,401	104,939	90,701
	900,854	796,983	1,785,763	1,529,210

Income before taxes and extraordinary charge	29,129	111,368	81,915	191,093

Income taxes	10,600	41,200	30,100	70,700

Income before extraordinary charge	18,529	70,168	51,815	120,393
Extraordinary charge-extinguishment of debt, net of taxes	-	(8,803)	-	(8,803)

Net income	$ 18,529	$ 61,365	$ 51,815	$ 111,590

Net income per share, basic and diluted:
Income before extraordinary item	$ .18	$ .70	$ .51	$ 1.20
Extraordinary item	-	(.09)	-	(.09)
Net income	$ .18	$ .61	$ .51	$ 1.11

Shares used to compute net income per share:
Basic	100,748	100,607	100,731	100,501
Diluted	100,796	100,978	100,843	100,963

Cash dividends per share of common stock	$ 0.22	$ 0.22	$ 0.44	$ 0.44

The accompanying notes are an integral part of these financial statements.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

[Unaudited]

In thousands
	April 30, 2001	October 31, 2000
ASSETS
Cash and marketable securities	$ 104,204	$ 225,308
Receivables, net	397,304	421,707
Inventories	407,801	333,284
Prepaid expenses	93,408	83,378
Current assets	1,002,717	1,063,677
Plant and timberlands:
Machinery	5,717,562	5,673,455
Buildings	815,419	794,114
Other property, including plant land	253,411	248,761
	6,786,392	6,716,330
Less: accumulated depreciation	3,051,312	2,916,402
	3,735,080	3,799,928
Timberlands, net	262,508	268,699
Construction in progress	189,097	127,956
	4,186,685	4,196,583
Prepaid pension asset	710,451	641,665
Goodwill	591,144	606,220
Other assets	74,781	61,758
	$6,565,778	$6,569,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$ 480,508	$ 523,187
Notes payable and current maturities of
long-term obligations	142,275	30,098
Income taxes	9,688	13,633
Current liabilities	632,471	566,918

Long-term debt	2,609,193	2,686,674
Other long-term obligations	75,471	75,979
Deferred income taxes	931,208	907,739
Shareholders' equity:
Common stock, $5 par, at stated value
shares authorized: 300,000,000
shares issued: 103,170,667 (2000-103,170,667)	767,799	767,552
Retained income	1,769,243	1,761,764
Accumulated other comprehensive income (loss)	(160,082)	(135,731)
Common stock in treasury, at cost
shares held: 2,436,730 (2000-2,508,258)	(59,525)	(60,992)
	2,317,435	2,332,593
	$6,565,778	$6,569,903

The accompanying notes are an integral part of these financial statements.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies
CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

	Six Months Ended
In thousands	April 30
	2001	2000
Cash flows from operating activities:
Net income	$ 51,815	$ 111,590
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for depreciation and amortization	169,028	150,809
Provision for deferred income taxes	23,176	48,528
(Gains) losses on sales of plant and timberlands, net	(11,907)	(2,478)
Restructuring charges, net	1,251	(11,161)
Pension credits and other employee benefits	(64,885)	(48,726)
Foreign currency transaction losses (gains)	(87)	287
Loss on extinguishment of debt	-	8,803

Changes in assets and liabilities:
(Increase) decrease in receivables	28,202	(2,222)
(Increase) decrease in inventories	(72,482)	316
(Increase) decrease in prepaid expenses	(9,167)	(5,066)
(Decrease) increase in accounts payable and
accrued expenses	(44,298)	14,328
(Decrease) increase in income taxes payable	(3,822)	982
Other, net	(3,218)	(1,821)
Net cash provided by operating activities	63,606	264,169

Cash flows from investing activities:
Additions to plant and timberlands	(143,938)	(71,986)
Payments for acquisitions, net of cash acquired	(17,604)	(765,060)
Proceeds from sales of plant and timberlands	13,125	25,294
Other, net	111	(1,315)
Net cash used in investing activities	(148,306)	(813,067)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,379	8,137
Proceeds from issuance of debt	777,520	1,408,765
Treasury stock purchases	(1,049)	(1,255)
Dividends paid	(44,322)	(44,201)
Repayment of notes payable and long-term obligations	(764,735)	(807,150)
Net cash (used in) provided by financing activities	(30,207)	564,296

Effect of exchange rate changes on cash	(6,197)	455

Increase (decrease) in cash and marketable securities	(121,104)	15,853

Cash and marketable securities:
At beginning of period	225,308	108,792
At end of period	$ 104,204	$ 124,645

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

2. Current Assets

Marketable securities of $14,486,000 ($22,032,000 at October 31, 2000) have maturities of three months or less and are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:

	April 30	October 31
(In thousands)	2001	2000
Raw materials	$ 67,596	$ 73,064
Production materials, stores and supplies	83,990	78,824
Finished and in process goods	256,215	181,396
Total	$407,801	$333,284

If inventories had been valued at current cost, they would have been $554,523,000 in 2001 ($469,456,000 at October 31, 2000).

3. Net Income Per Common Share
Basic earnings per share for all the periods presented have been calculated using the weighted average shares outstanding. In computing diluted earnings per share, incremental shares issuable upon the assumed exercise of stock options have been added to the weighted average shares outstanding. For the three months and six -months ended April 30, 2001 and 2000, options of 6.0 million and 2.1 million for the exercise of common stock, respectively, were not included in the calculation of weighted average shares for diluted EPS because their effects would have been antidilutive.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

4. Segment Information

(In millions)	Sales
Quarter ended April 30, 2001		Inter-		Operating
	Trade	segment	Total	Profit
Packaging	$550.4	$ 0.5	$550.9	$ 39.0
Rigesa	39.2	-	39.2	8.5
Packaging total	589.6	0.5	590.1	47.5
Paper	244.1	3.7	247.8	13.4
Chemical	73.8	5.5	79.3	13.2
Corporate and other	13.6	7.6	21.2	(45.0)
Total	921.1	17.3	938.4	29.1
Intersegment eliminations		(17.3)	(17.3)
Consolidated totals	$921.1	$ -	$921.1	$ 29.1

(In millions)	Sales
Quarter ended April 30, 2000		Inter-		Operating
	Trade	segment	Total	Profit
Packaging	$493.8	$ 0.5	$494.3	$ 82.6
Rigesa	42.1	-	42.1	4.6*
Packaging total	535.9	0.5	536.4	87.2
Paper	281.5	6.2	287.7	35.4
Chemical	76.7	7.3	84.0	18.3
Corporate and other	10.6	10.4	21.0	(29.5)
Total	904.7	24.4	929.1	111.4
Intersegment eliminations		(24.4)	(24.4)
Consolidated totals	$904.7	$ -	$904.7	$111.4

(In millions)	Sales
Six-months ended April 30, 2001		Inter-		Operating
	Trade	segment	Total	Profit
Packaging	$ 1,095.6	$ 1.5	$1,097.1	$ 89.1
Rigesa	82.5	-	82.5	17.9
Packaging total	1,178.1	1.5	1,179.6	107.0
Paper	493.8	6.2	500.0	28.9
Chemical	149.3	11.6	160.9	26.4
Corporate and other	26.0	17.2	43.2	(80.4)
Total	1,847.2	36.5	1,883.7	81.9
Intersegment eliminations		(36.5)	(36.5)
Consolidated totals	$1,847.2	$ -	$1,847.2	$ 81.9

(In millions)	Sales
Six-months ended April 30, 2000		Inter-		Operating
	Trade	segment	Total	Profit
Packaging	$ 880.3	$ 1.7	$ 882.0	$140.4
Rigesa	79.3	-	79.3	10.1*
Packaging Total	959.6	1.7	961.3	150.5
Paper	569.6	12.9	582.5	68.4
Chemical	152.4	13.0	165.4	31.0
Corporate and other	22.7	19.4	42.1	(58.8)
Total	1,704.3	47.0	1,751.3	191.1
Intersegment eliminations		(47.0)	(47.0)
Consolidated totals	$1,704.3	$ -	$1,704.3	$191.1
* Includes the writedown of underutilized assets of $4.7 million.

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

(In thousands)	Three Months Ended		Six Months Ended
	April 30		April 30
	2001	2000	2001	2000
Net income	$18,529	$61,365	$51,815	$111,590
Other comprehensive income (loss):
Foreign currency translation adjustments	(24,419)	(1,608)	(24,351)	10,195
Comprehensive income (loss)	$ (5,890)	$59,757	$27,464	$121,785

6. Acquisitions

During the second quarter of 2001, the company refined the preliminary allocation of the purchase price of certain fiscal year 2000 acquisitions, which resulted in a $36.4 million reduction to goodwill which was allocated to fixed assets and other intangible assets.

On May 16, 2001 the company completed its previously disclosed acquisition of an 85% interest in Alfred Wall AG and related assets, one of Europe's leading suppliers of packaging for a wide range of consumer products. The company used existing cash and shares of common stock to fund the purchase. The company will account for this transaction using the purchase method of accounting.

7. Extraordinary Item

Earnings for the second quarter and six months of 2000 include an extraordinary charge of $8.8 million, or $.09 per share from the early retirement of high interest rate debt.

8. Provision for restructuring

During the second quarter of 2001, the company recorded a restructuring charge of $2.0 million due to the curtailment of production on two of the three product lines at the company's Envelope Division flexible-packaging operation which is included in the company's paper segment. The charge primarily represents a write-down to net realizable value of machinery. Also included in the restructuring line is a credit of $0.7 million for the reversal of reserves no longer required associated with the restructuring charge taken in fiscal year 1999. In addition to the asset write-downs in the Envelope Division in the second quarter of 2001, the company recognized related inventory write-downs of $0.3 million, which have been included within cost of products sold.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

8. Provision for restructuring(cont'd)

During the fourth quarter of fiscal 1999, certain assets of the company's liquid packaging plant were written down to reflect the plant's planned shutdown. During the second quarter of fiscal 2000, the liquid packaging plant was sold to Blue Ridge Paper Products, Inc, resulting in a pretax gain of $11.2 million, or $.07 cents per share, which is included in the restructuring charges line. The gain resulted from a change in facts and circumstances existing during the fourth quarter of fiscal 1999.

9. Recently Issued Accounting Pronouncements:

On November 1, 2000, the company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended. This statement requires that the fair value of derivatives be recorded as assets or liabilities. Gains or losses resulting from changes in the fair value of derivatives would be accounted for currently in earnings or comprehensive income, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. At April 30, 2001 the company was not involved with derivative financial instruments.

In 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 clarifies the basic principles of revenue recognition in generally accepted accounting principles. SAB 101 is required to be implemented by the fourth quarter of fiscal year 2001. The company anticipates no material effect on income from operations or financial position from the adoption of SAB 101. In September 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs. The timing of implementation of EITF 00-10 is consistent with the requirements of SAB 101. The company intends to adopt EITF 00-10 in the fourth quarter of 2001 and reclassify shipping and handling costs from sales to cost of products sold. The reclassification will have no effect on income from operations or financial position.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
[Unaudited]

Results of Operations

The impact of the U.S. economic slowdown led to lower demand and weaker pricing for the company's coated papers and certain grades of paperboard. The strong U.S. dollar also affected the company's coated papers markets as lower priced imports put pressure on pricing and increased market supplies. Sales of $921.1 million for the 2001 second quarter compared to $904.7 in the second quarter of 2000 reflecting an increase in volume of 2.0%, offset by a 0.2% decrease in price and product mix. Net income from operations for the second quarter ended April 30, 2001, was $18.5 million or $.18 per share, compared to $61.4 million or $.61 per share for the 2000 period. Second quarter results included a net charge of $.01 per share due to a pretax restructuring charge of $2.0 million related to the ceasing of production in a non-strategic flexible packaging business and the reversal of $0.7 million related to a prior restructuring charge no longer required (see "Notes to the Financial Statements"). In the second quarter of 2000, the company recorded a gain of $.07 cents per share from the sale of a liquid packaging plant previously written down as part of the restructuring charge in 1999 and a charge of $.09 cents per share for the early redemption of higher coupon debt. Higher energy costs and increased maintenance expenses and lower production due to acceleration of scheduled downtime to address market conditions also lowered profits.

Export sales from the United States decreased slightly to $145.3 million, compared to the second quarter of 2000 and accounted for approximately 16% of the company's second quarter sales. Total sales outside of the United States, including sales of the company's foreign operating subsidiaries, increased 22% from the prior year period largely due to acquisitions, and accounted for approximately 26% of consolidated sales. Gross profit margin for the second quarter of 2001 was 18% compared with 23% for the prior year period, reflecting lower prices for some of our paper grades, higher energy, pulpwood and maintenance costs and market-related downtime. Energy costs were $13 million higher in the second quarter of 2001 compared with the second quarter of 2000. In response to higher energy prices, the company switched to alternative fuels where possible. Second quarter 2001 operating expenses also benefited from an increase in non-cash pension credits of $6.7 million to $33.8 million, reflecting cumulative favorable investment returns on pension plan assets.

Packaging

Sales for the packaging segment increased 10.0% compared to the 2000 second quarter, due to the acquisition of AGI (formerly known as IMPAC), which was acquired in the third quarter of last year. Volume for the segment increased 11.9% and price and product mix decreased by 1.9%. Operating profit for the packaging segment decreased to $47.5 million from the 2000 second quarter profit of $87.2 million, due to the weaker economy and higher energy prices. Responding to market conditions, the company took downtime in the second quarter of 2001 at the Charleston, SC, Covington, VA and Evadale, TX mills of about 30,000 tons. The company plans to take about 16,000 tons of market related downtime in the third quarter.

Rigesa Ltda., Westvaco's Brazilian subsidiary benefited from strong demand and improved prices, although its operating profit and revenues declined compared to the 2000 period,

WESTVACO CORPORATION
and Consolidated Subsidiary Companies
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

[Unaudited]

Packaging (cont'd)

excluding an asset write-off, due to weaker local currency exchange rates. In addition to exchange rates, the Brazilian economy may be affected by potential challenges from expected power supply shortages and weak economic growth in Argentina, Brazil's largest trading partner. During the first six months of 2001, approximately 17% of packaging segment sales were made to the tobacco industry for packaging tobacco products compared to approximately 20% for the 2000 comparable period. Of these tobacco sales, approximately 10% (2000 -14%) of the segment sales were exported or used to produce products for export with the remaining 7% (2000-6%) sold to the domestic tobacco industry for sale in the United States. The current legal, regulatory and legislative pressures on the tobacco industry may have an adverse effect on packaging segment profitability. While we would expect to compensate for such an adverse effect with growth in other consumer product markets, these alternatives may not, in the short run, fully offset any decline in profitability related to sales to the tobacco industry.

Paper

Paper segment sales for the second quarter decreased 13.9% from the comparable 2000 quarter due primarily to a decrease in volume of 13.6%. A strong U.S. dollar and the resulting competitiveness of imports affected pricing and volumes in coated papers as did the lower level of economic activity in the U. S. Paper segment operating profit decreased substantially in the second quarter ended April 30, 2001 to $13.4 million compared to $35.4 million for the same 2000 period principally due to a slowing economy as well as higher pulpwood and energy costs. Increased repair and maintenance costs during normal planned outages also contributed to reduced operating profits. The company plans to take about 14,000 tons of market related downtime in the third quarter.

Chemicals

Chemicals segment sales decreased from the 2000 second quarter by 5.7% due to a decrease in volume by 10.0% partially offset by an increase in price and product mix of 4.3%. Sales of resins used in printing inks and other products increased while sales of fabric dye dispersants declined due to slower economic activity and increased competition from products produced in the Far East. Carbon sales to automotive markets were weaker due to a lower level of economic activity. The company's asphalt emulsifier business also softened in the second quarter as road repair and construction markets slowed due to economic factors and the cold weather in the United States. The 2001 second quarter operating profit for the chemicals segment decreased 27.7% to a level of $13.2 million due lower sales due to weakness in automotive markets and higher natural gas costs.

Other Items

Compared to last year's second quarter, other income in the second quarter of 2001 included increased gains from the sale of timberlands and lower interest income. The company expects pretax gain from land sales to be around $35 million for the full fiscal year 2001. Interest expense increased by $6.8 million compared to the second quarter of 2000, primarily due to acquisitions. Selling, Research and Administrative expense increases reflect the effects of acquisitions, investments to support a stronger technology platform, and the development of new business initiatives.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
[Unaudited]

Acquisitions

On May 16, 2001 the company completed its acquisition of an 85% interest in Alfred Wall AG and related assets, one of Europe's leading suppliers of packaging for a wide range of consumer products. The company used existing cash and shares of common stock to fund the purchase. The company will account for this transaction using the purchase method of accounting.

Liquidity and Capital Resources

At April 30, 2001 and October 31, 2000, the ratio of current assets to current liabilities was 1.6 and 1.9, respectively. Cash flows from operations totaled $63.6 million for the six months ended April 30, 2001, compared to $264.2 million for the comparable 2000 period. The decrease in net cash from operating activities is primarily a result of an increase in inventory due to weaker markets and a decrease in accrued expenses, particularly property taxes and accrued compensation, at April 30 2001, as compared to October 31, 2000. Management believes that the company's ability to generate cash from operations and its ability to borrow are adequate to fund working capital, capital spending and other needs in the foreseeable future.

New investment in plant and timberlands, excluding acquisitions, totaled $143.9 million for the first six-months of 2001, compared to $72.0 million for the comparable 2000 period. This increased level of capital spending is due to postponement in the prior year of capital projects scheduled to be completed in that year. As part of its program to improve return on investment, Westvaco plans to continue to hold annual capital spending below annual depreciation and amortization levels over the next few years. Total capital expenditures, including expenditures for environmental control equipment and facilities, are expected to approximate $275-$300 million in 2001. At April 30, 2001, the amounts committed to complete all authorized capital projects were approximately $244.2 million. These expenditures will be used to support the company's current primary production capacity levels and address requirements of consumer packaging facilities to satisfy anticipated customer needs.

The company maintains a $500 million revolving credit agreement, and there was no borrowing under this arrangement during the current period. The ratio of debt to total capital was 46% at April 30, 2001 and October 31, 2000. In February 2001, the company issued $300 million of 7.95% of thirty-year notes to repay commercial paper and to fund working capital and other general requirements.

Accounting changes

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and in June 2000, issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. These new standards require companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair value of those derivatives would be accounted for based on the use of the derivative and whether the instrument qualified for hedge accounting, as defined in SFAS 133 and SFAS 138. The company adopted SFAS 133

WESTVACO CORPORATION
and Consolidated Subsidiary Companies
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
[Unaudited]

Accounting changes: (cont'd)

and SFAS 138 on November 1, 2000, the first day of fiscal 2001. On that date no derivative financial instruments were outstanding. There was no impact on the company's financial statements due to the adoption of the statement. The company intends to have limited involvement with derivative financial instruments to manage foreign exchange risks. Forward foreign exchange contracts will be used to hedge the impact of fluctuations of foreign exchange on U.S. export sales denominated in foreign currencies.

Environmental Matters: The company strives to maintain compliance with all environmental regulations issued by federal, state and local authorities in the United States as well as regulatory authorities with jurisdiction over its foreign operations. The company has made, and expects to continue to make, significant capital expenditures to comply with water, air and solid and hazardous waste and other environmental laws and regulations. During the second quarter and first half of 2001, expenditures for environmental projects were $5.4 million and $11.0 million, respectively. The company anticipates that environmental capital expenditures will approximate $54 million for the remainder of fiscal year 2001 and $58 million in 2002. The cost of these projects is included in the capital expenditure information set forth above in total capital expenditures for the company. The company anticipates that there will continue to be significant capital expenditures associated with a range of pollution control regulations. The amount of future capital expenditures for environmental control facilities will depend on changing laws and regulations and technological advances.

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

In September 1998, EPA issued final regulations requiring a significant reduction in Nitrogen Oxide (NOx) emissions in 22 states. Three of the company's mills will be affected by the regulations. Based on the state implementation plans that were submitted to EPA in October 2000, capital expenditures in the range of $15-20 million will be required to install additional controls on some of the company's power boilers located in Kentucky, Maryland and Virginia by 2003 and 2004 and there will also be ongoing operating costs to comply with the regulations. The company does not believe the regulations will have a material adverse effect on its consolidated

WESTVACO CORPORATION
and Consolidated Subsidiary Companies
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
[Unaudited]

Environmental Matters: (cont'd)

financial position, liquidity or results of operations. These estimated expenditures assume that the technology identified by the EPA is capable of achieving the NOx reductions projected by the EPA, which the company has not independently confirmed.

The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has previously accrued approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. In addition, the company is involved in the remediation of certain other than CERCLA sites and has previously accrued approximately $12 million for remediation of these sites. Payments related to cleanup at existing and former operating sites and CERCLA sites were not material to the Company's liquidity during the first half of 2001 and are not expected to be material for the remainder of the year.

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

Westvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. One is advised, however, to consult any further disclosure the company makes on related subjects its reports filed with the SEC.

WESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company's financial market risk arises from fluctuations in interest rates and foreign currency exchange rates. No material changes occurred during the quarter to information previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In April 1999, EPA, Region III, issued Notices of Violation to seven paper industry facilities, including the company's Luke, MD, mill, alleging violation of EPA's Prevention of Significant Deterioration (PSD) regulations under the Clean Air Act requiring special permitting and emissions evaluation prior to industrial expansion. On August 28, 2000, an enforcement action in federal district court in Maryland was brought against the company which charges these violations and addresses capital projects at the mill carried out in the 1980s. The action alleges that the company did not obtain PSD permits or install required pollution controls, and seeks penalties of $27,500 per day for each claimed violation together with the installation of control equipment. The company strongly disagrees with EPA's allegations of Clean Air Act violations by the company and is vigorously defending this action. On April 23, 2001, the Court granted the company's Motion for Partial Dismissal and dismissed the government's claims for civil penalties under the major counts of the complaint. The Court held that these significant penalties were barred by the applicable statute of limitations.

Item 6. Exhibits And Reports On Form 8-K
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

  June 11, 2001 /s/ Karen R. Osar
                         Karen R. Osar
                         Senior Vice President and Chief Financial Officer
                        (Principal Financial Officer)