Form 10-Q/A
period 2001-04-30
WESTVACO CORP
filed 2001-08-27
CIK 106498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------

FORM 10-Q/A

(AMENDMENT NO. 1)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the second quarter ended April 30, 2001
or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 1-3013

WESTVACO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1466285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

299 Park Avenue
New York, New York 10171
------------------------
(Address of principal executive office) (Zip code)

(212) 688-5000
--------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of April 30, 2001, the latest practicable date, there were 100,733,937 shares outstanding of Common Stock, $5 par value.

Explanatory Note:

This Form 10-Q/A is being filed for the purpose of amending Part II, Item 6, "Exhibits and Reports on Form 8-K" of the Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001, which was filed by Westvaco Corporation, a Delaware corporation, on June 11, 2001. Part II, Item 6 of the Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001 is hereby amended and restated in its entirety to read as follows:

ITEM 6. - Exhibits and Reports on Form 8-K

10a.	WESTVACO CORPORATION ANNUAL AND LONG-TERM INCENTIVE PLAN
10b.	WESTVACO CORPORATION ANNUAL AND LONG-TERM INCENTIVE PLAN FOR EXECUTIVES EXEMPT FROM INTERNAL REVENUE CODE SECTION 162(m)
10c.	WESTVACO CORPORATION DEFERRED COMPENSATION PLAN
10d.	WESTVACO CORPORATION SEVERANCE BENEFIT PLAN FOR SENIOR EXECUTIVES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTVACO CORPORATION (REGISTRANT)
DATED: August 24, 2001	BY: __________________________
John W. Hetherington
Vice President and Secretary

Exhibits