Form 10-Q
period 2001-07-31
WESTVACO CORP
filed 2001-09-14
CIK 106498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended July 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 1-3013

WESTVACO CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-1466285
(State of Incorporation)	(IRS Employer Identification No.)

299 Park Avenue, New York, New York 10171 (Address of principal executive offices)
212-688-5000 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES    X    NO

At July 31, 2001 the latest practicable date, there were 102,297,220 shares outstanding of Common Stock, $5 par value.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
[Unaudited]

In thousands, except per share data
	Three Months Ended		Nine Months Ended
	July 31		July 31
	2001	2000	2001	2000
Sales	$947,756	$928,022	$2,794,976	$2,632,273
Other income, net	7,961	12,628	28,419	28,680
	955,717	940,650	2,823,395	2,660,953
Cost of products sold (excludes depreciation
and amortization shown below)	690,646	633,737	2,022,423	1,805,414
Selling, research and
administrative expenses	89,179	66,749	267,947	193,933
Depreciation and amortization	87,298	81,319	256,326	232,128
Restructuring charges, net	1,600	24,261	2,851	13,100
Interest expense	51,690	48,032	156,629	138,733
	920,413	854,098	2,706,176	2,383,308

Income before taxes and extraordinary charge	35,304	86,552	117,219	277,645

Income taxes	7,300	33,000	37,400	103,700

Income before extraordinary charge	28,004	53,552	79,819	173,945
Extraordinary charge - extinguishment of debt, net of taxes	-	-	-	(8,803)

Net income	$ 28,004	$ 53,552	$ 79,819	$165,142

Net income per share, basic and diluted:
Income before extraordinary item	$ .28	$ .53	$ .79	$ 1.73
Extraordinary item	-	-	-	(.09)
Net income	$ .28	$ .53	$ .79	$ 1.64

Shares used to compute net income per share:
Basic	101,896	100,669	101,196	100,553
Diluted	101,942	100,945	101,287	100,953

Cash dividends per share of common stock	$ 0.22	$ 0.22	$ 0.66	$ 0.66

The accompanying notes are an integral part of these financial statements.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

[Unaudited]

In thousands
	July 31, 2001	October 31, 2000
ASSETS
Cash and marketable securities	$ 68,397	$ 225,308
Receivables, net	409,290	421,707
Inventories	409,803	333,284
Prepaid expenses	113,642	83,378
Current assets	1,001,132	1,063,677
Plant and timberlands:
Machinery	5,872,395	5,673,455
Buildings	822,516	794,114
Other property, including plant land	253,025	248,761
	6,947,936	6,716,330
Less: accumulated depreciation	3,103,092	2,916,402
	3,844,844	3,799,928
Timberlands, net	258,576	268,699
Construction in progress	164,844	127,956
	4,268,264	4,196,583
Prepaid pension asset	745,272	641,665
Goodwill	574,084	606,220
Other assets	164,287	61,758
	$6,753,039	$6,569,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$ 477,388	$ 523,187
Notes payable and current maturities of
long-term obligations	161,468	30,098
Income taxes	11,195	13,633
Current liabilities	650,051	566,918

Long-term debt	2,661,493	2,686,674
Other long-term obligations	76,741	75,979
Deferred income taxes	1,003,875	907,739
Shareholders' equity:
Common stock, $5 par, at stated value
shares authorized: 300,000,000
shares issued: 103,170,667 (2000-103,170,667)	814,210	767,552
Retained income	1,745,934	1,761,764
Accumulated other comprehensive income (loss)	(176,750)	(135,731)
Common stock in treasury, at cost
shares held: 873,447 (2000-2,509,177)	(22,515)	(60,992)
	2,360,879	2,332,593
	$6,753,039	$6,569,903

The accompanying notes are an integral part of these financial statements.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Unaudited]

	Nine Months Ended
In thousands	July 31
	2001	2000
Cash flows from operating activities:
Net income	$ 79,819	$ 165,142
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for depreciation and amortization	256,326	232,128
Provision for deferred income taxes	43,480	71,230
(Gains) losses on sales of plant and timberlands, net	(18,457)	(7,792)
Restructuring charges, net	2,851	13,100
Pension credits and other employee benefits	(100,932)	(73,139)
Foreign currency transaction losses (gains)	332	447
Loss on extinguishment of debt	-	8,803

Changes in assets and liabilities:
(Increase) decrease in receivables	26,168	7,720
(Increase) decrease in inventories	(60,114)	(11,775)
(Increase) decrease in prepaid expenses	(28,689)	(1,457)
(Decrease) increase in accounts payable and
accrued expenses	(50,858)	11,484
(Decrease) increase in income taxes payable	(1,969)	4,621
Other, net	(3,957)	9,111
Net cash provided by operating activities	144,000	429,623

Cash flows from investing activities:
Additions to plant and timberlands	(221,750)	(138,642)
Payments for acquisitions, net of cash acquired	(62,393)	(1,147,558)
Proceeds from sales of plant and timberlands	22,189	32,050
Other, net	(23)	(2,549)
Net cash used in investing activities	(261,977)	(1,256,699)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,378	8,760
Proceeds from issuance of debt	911,354	2,040,217
Treasury stock purchases	(1,560)	(1,829)
Dividends paid	(66,822)	(66,340)
Repayment of notes payable and long-term obligations	(877,005)	(963,248)
Net cash (used in) provided by financing activities	(30,655)	1,017,560

Effect of exchange rate changes on cash	(8,279)	1,172

Increase (decrease) in cash and marketable securities	(156,911)	191,656

Cash and marketable securities:
At beginning of period	225,308	108,792
At end of period	$ 68,397	$ 300,448

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

2. Current Assets
Marketable securities of $14,440,000 ($22,032,000 at October 31, 2000) have maturities of three months or less and are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:

	July 31	October 31
(In thousands)	2001	2000
Raw materials	$ 68,171	$ 73,064
Production materials, stores and supplies	81,341	78,824
Finished and in process goods	260,291	181,396
Total	$409,803	$333,284

If inventories had been valued at current cost, they would have been $561,141,000 in 2001 ($469,456,000 at October 31, 2000).

3. Net Income Per Common Share
Basic earnings per share for all the periods presented have been calculated using the weighted average shares outstanding. In computing diluted earnings per share, incremental shares issuable upon the assumed exercise of stock options have been added to the weighted average shares outstanding. For the three months ended July 31, 2001 and 2000, options of 6.0 million and 3.0 million for the exercise of common stock, respectively, were not included in the calculation of weighted average shares for diluted EPS because their effects would have been antidilutive. For the nine months ended July 31, 2001 and 2000, antidilutive shares of 6.0 million and 2.0 million, respectively, were not included.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited]

4. Segment Information

(In millions)	Sales
Quarter ended July 31, 2001		Inter-		Operating
	Trade	segment	Total	Profit
Packaging	$571.9	$ 0.4	$572.3	$ 46.8
Rigesa	37.9	-	37.9	7.3
Packaging total	609.8	0.4	610.2	54.1
Paper	243.8	1.2	245.0	8.5
Chemical	82.1	4.3	86.4	17.5
Corporate and other	12.1	6.3	18.4	(44.8)
Total	947.8	12.2	960.0	35.3
Intersegment eliminations		(12.2)	(12.2)	-
Consolidated totals	$947.8	$ -	$947.8	$ 35.3

(In millions)	Sales
Quarter ended July 31, 2000		Inter-		Operating
	Trade	segment	Total	Profit
Packaging	$504.2	$ 1.6	$505.8	$ 78.2
Rigesa	42.1	-	42.1	9.6
Packaging total	546.3	1.6	547.9	87.8
Paper	281.1	3.9	285.0	34.6
Chemical	82.3	6.0	88.3	16.5
Corporate and other	18.3	9.6	27.9	(52.4)
Total	928.0	21.1	949.1	86.5
Intersegment eliminations		(21.1)	(21.1)	-
Consolidated totals	$928.0	$ -	$928.0	$86.5

(In millions)	Sales
Nine-months ended July 31, 2001		Inter-		Operating
	Trade	segment	Total	Profit
Packaging	$1,667.5	$ 1.9	$1,669.4	$ 135.9
Rigesa	20.4	-	120.4	25.2
Packaging total	1,787.9	1.9	1,789.8	161.1
Paper	737.6	7.4	745.0	37.4
Chemical	231.4	15.9	247.3	43.9
Corporate and other	38.1	23.5	61.6	(125.2)
Total	2,795.0	48.7	2,843.7	117.2
Intersegment eliminations	-	(48.7)	(48.7)	-
Consolidated totals	$2,795.0	$ -	$2,795.0	$ 117.2

(In millions)	Sales
Nine-months ended July 31, 2000		Inter-		Operating
	Trade	segment	Total	Profit
Packaging	$1,384.5	$ 3.3	$1,387.8	$ 218.6
Rigesa	121.4	-	121.4	19.7
Packaging Total	1,505.9	3.3	1,509.2	238.3
Paper	850.7	16.8	867.5	103.0
Chemical	234.7	19.0	253.7	47.5
Corporate and other	41.0	29.0	70.0	(111.2)
Total	2,632.3	68.1	2,700.4	$ 277.6
Intersegment eliminations	-	(68.1)	(68.1)	-
Consolidated totals	$2,632.3	$ -	$2,632.3	$ 277.6
For more information on segments, see Management's Discussion and Analysis and the segment disclosures included in Westvaco's Form 10-K for the year ended October 31, 2000.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

5. Comprehensive Income

Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the periods presented below included foreign currency translation adjustments associated primarily with the company's Brazilian and European operations. There was no tax expense or tax benefit associated with the foreign currency translation items because management believes these amounts to be permanently invested.

(In thousands)	Three Months Ended		Nine Months Ended
	July 31		July 31
	2001	2000	2001	2000
Net income	$28,004	$53,552	$79,819	$165,142
Other comprehensive income (loss):
Foreign currency translation adjustments	(16,668)	2,954	(41,019)	13,149
Comprehensive income (loss)	$11,336	$56,506	$38,800	$178,291

6. Acquisitions

During the second quarter of 2001, the company refined the preliminary allocation of the purchase price of certain fiscal year 2000 acquisitions. The result was a $36.4 million reduction to goodwill, which was allocated to fixed assets and other intangible assets.

During the third quarter of 2001, the company completed, in a series of transactions, its previously disclosed acquisition of a 90% interest in Alfred Wall AG and related assets, one of Europe's leading suppliers of packaging for a wide range of consumer products. The company used existing cash of $45 million and approximately 1.5 million shares of the company's common stock, with an assured value of $35 per share, to fund the purchase price of $99 million, net of debt assumed. The acquisition was accounted for using the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the company based on information currently available and on current assumptions as to future operations. Accordingly, the assets and liabilities of the acquired businesses are included in the consolidated balance sheet at July 31, 2001. The purchase price allocation for this acquisition is preliminary and further refinements are likely to be made upon completion of final valuation studies. Related goodwill of approximately $39 million, which represents the excess of purchase price over the preliminary fair value of net tangible and intangible assets acquired, is amortized on a straight-line basis over 40 years, which is the expected period to be benefited. Results for the third quarter of fiscal 2001 include six weeks of results from Alfred Wall AG. On a pro forma basis, if the business had been acquired at the beginning of fiscal 2001 and 2000, respectively, sales and net income would not differ materially from the amounts reported in the accompanying consolidated statements of income.

7. Extraordinary Item

Earnings for the nine months of 2000 include an extraordinary charge of $8.8 million, or $.09 per share, from the early retirement of high interest rate debt.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited]

8. Provision for restructuring

During the third quarter of 2001, the company recorded a restructuring charge of $1.6 million due primarily to a salaried workforce reduction at the company's Envelope Division headquarters in Springfield, MA.

During the second quarter of 2001, the company recorded a restructuring charge of $2.0 million due to the curtailment of production on two of the three product lines at the company's Envelope Division flexible-packaging operation, which is included in the company's paper segment. The charge primarily represents a write-down of machinery to net realizable value. Also included in the restructuring charges line is a credit of $0.7 million for the reversal of reserves no longer required associated with the restructuring charge taken in fiscal year 1999. In addition to the asset write-downs, the company recognized related inventory write-downs of $0.3 million, which have been included within cost of products sold.

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

During the fourth quarter of fiscal 1999, certain assets of the company's liquid packaging plant were written down to reflect the plant's planned shutdown. During the second quarter of fiscal 2000, the liquid packaging plant was sold to Blue Ridge Paper Products, Inc., resulting in a pretax gain of $11.2 million, or $.07 cents per share, which is included in the restructuring charges line. The gain resulted from a change in facts and circumstances existing during the fourth quarter of fiscal 1999.

All restructuring charges recorded in connection with the above actions have been substantially utilized as of July 31, 2001.

9. Financial Instruments
On November 1, 2000, the company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. There was no impact on the company's financial statements due to the adoption of the statement. This statement requires that the fair value of derivatives be recorded as assets or liabilities. Gains or losses resulting from changes in the fair value of derivatives would be accounted for currently in earnings or in other comprehensive income, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited]

9. Financial Instruments (cont'd)
Prior to the 2001 third quarter the company had no derivative instruments. In the third quarter of 2001, the company initiated the use of an interest rate swap agreement to hedge the interest rate characteristics (risks) of a portion of its outstanding fixed rate debt. The company's goal is to create a prudent balance between fixed and floating rates. The hedge qualifies as a fair value hedge under the SFAS 133 criteria. The company, at inception, formally designates and documents the instruments as hedges of specific underlying exposures, and documents the risk management objective and strategy for each hedge transaction. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a fair value-hedge, along with the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in the current-period earnings. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged.

Under an interest rate swap contract, Westvaco agrees to pay an amount equal to a specified variable-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed-rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Interest rate swap contracts are entered into with major financial institutions in order to minimize counterparty credit risk.

At July 31, 2001, Westvaco had an interest rate swap contract to pay variable rates of interest based on six-month LIBOR plus 1.115%, (currently 4.875%) and receive fixed rates of interest of 7.1% on $100 million notional amount of indebtedness. This resulted in approximately 14.1% of Westvaco's debt being subject to variable interest rates. The company has designated this derivative instrument as a fair value hedge. The $100 million notional amount of outstanding contracts will mature during 2009. As of July 31, 2001 the company has recorded the fair value of the derivative instrument asset of $1.8 million in other assets in the consolidated balance sheet. At October 31, 2000, Westvaco did not have any interest rate swap contracts. During the third quarter, the interest rate swap was an effective hedge and therefore required no charge to earnings under SFAS 133.

10. Income Taxes
The effective tax rates for the third quarter and nine months ended July 31, 2001 are lower than the comparable 2000 periods principally due to increased utilization of domestic research tax credits and foreign tax credits.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

11. Recently Issued Accounting Pronouncements
In June 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 141, Business Combinations, which addresses the accounting and reporting for business combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets. The company is still evaluating the impact of the adoption of these two standards, but expects that amortization expense will be significantly lower.

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

12. Subsequent Events
On August 16, 2001, the company announced the acquisition of privately held Poly-Matrix by its AGI Media Packaging subsidiary. Poly-Matrix has manufacturing operations in Pittsfield, MA, and is North America's largest producer of specialty plastic components for DVD, CD and other entertainment packaging.

On August 29, 2001, the company and The Mead Corporation announced that they have agreed to a merger of equals creating a global company with leading positions in packaging, coated and specialty papers, consumer and office products, and specialty chemicals. Under the terms of the transaction, Mead shareholders will receive one share of MeadWestvaco stock for each share of Mead stock held, and Westvaco shareholders will receive 0.97 share of MeadWestvaco stock for each share of Westvaco stock held. Mead shareholders will also receive a special payment of $1.20 per share at closing. The merger is structured as stock-for-stock, and will be accounted for as a purchase transaction under the recent guidelines for business combinations. The exchange of stock is structured as a tax-free exchange. The transaction has been approved by the Boards of Directors of both companies. The transaction remains subject to regulatory and shareholder approvals.

On August 31, 2001, the company announced that as a result of the competitive pressures caused by the economic slowdown, the strong U.S. dollar and the related sharp increase in imported

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited]

12. Subsequent Events (cont'd)
paper, it will close its paper mill in Tyrone, PA, and move the mill's production to other, more modern manufacturing operations. The mill employs about 265 people.

On September 6, 2001 the company announced that in order to streamline the company's packaging operations, it will close packaging plants in Richmond, VA, and Memphis, TN, by mid-November. The plants produce packaging for a wide variety of consumer products. The products and services at these plants will continue to be produced at other Westvaco locations. The company's actions will affect approximately 350 employees in Richmond and 80 in Memphis.

Closing the paper mill, restructuring consumer packaging operations and other planned actions will result in an estimated $65 million pretax charge against fiscal fourth quarter earnings. This charge is primarily due to the writedown of long-lived assets, involuntary employee termination and other exit costs.

WESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations

[Unaudited]

Results of Operations
The continued weakness in U.S. economic activity led to lower demand and weaker pricing for the company's coated papers and certain grades of paperboard. The strong U.S. dollar also affected the company's coated papers markets as lower priced imports put pressure on pricing and increased market supplies. Sales were $947.8 million for the 2001 third quarter compared to $928.0 in the third quarter of 2000, reflecting an increase in volume of 5.6%, offset by a 3.5% decrease in price and product mix. Sales for the first nine months of 2001 totaled $2.8 billion, a 6.2% increase compared to the first nine months of fiscal 2000, reflecting a 6.5% increase in volume, marginally offset by a decrease in price and product mix.

Net income from operations for the third quarter ended July 31, 2001 was $28.0 million, or $.28 per share, compared to $53.6 million, or $.53 per share, for the 2000 period. During the third quarter of 2001, the company recorded a restructuring charge of $1.6 million due primarily to a salaried workforce reduction at the company's Envelope Division headquarters in Springfield, MA. (see below). Third quarter and nine months results also included a $.05 per share benefit resulting from increased utilization of domestic research and foreign tax credits and a gain of $.04 per share from the sale of surplus land. Higher energy costs and lower production due to downtime to address market conditions also lowered profits for the third quarter and nine months. Earnings for the first nine months of fiscal 2001 totaled $79.8 million, or $0.79 per share, down from the $165.1 million, or $1.64 per share, earned during the first nine months of 2000. Earnings for the nine months ended July 31, 2001 include a $1.6 million restructuring charge, discussed above, as well as a $2.0 million restructuring charge recorded in the second quarter related to the curtailment of a non-strategic flexible packaging business, offset by the reversal of $0.7 million related to a prior restructuring reserve no longer required (see below). Earnings for the nine months of 2000 included an impairment charge of $24.3 million pretax, or $.16 per share, discussed below, as well as an extraordinary charge of $8.8 million, or $.09 per share, from the early retirement of high interest rate debt and a gain of $11.2 million (pretax), or $.07 per share, from the sale of liquid packaging assets.

Due to the effects of the strong U.S. dollar, the company's export sales from the United States decreased 9.6% to $144.6 million, compared to the third quarter of 2000, and accounted for approximately 15.3% of the company's third quarter sales. Total sales outside of the United States, including sales of the company's foreign operating subsidiaries, increased 18% from the prior year period largely due to acquisitions, and accounted for approximately 26% of consolidated sales for the quarter and nine months.

Gross profit margins for the third quarter and nine months of 2001 were 18% and 19%, respectively, compared with 23% for both prior year periods, reflecting lower prices for some paper and paperboard grades, higher energy, pulpwood and maintenance costs and market-related downtime. Increased energy costs were $8 million, or 16%, higher in the third quarter of 2001 compared with the third quarter of 2000. In response to higher energy prices, the company switched to alternative fuels where possible. Third quarter and nine months 2001 operating results also benefited from an increase from the comparable 2000 period in non-cash pension credits of $6.7 million and $20.1 million, respectively, reflecting cumulative favorable investment returns on pension plan assets.

WESTVACO CORPORATION

and Consolidated Subsidiary Companies

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

[Unaudited]

Packaging (in millions)	Three Months Ended July 31		Nine Months Ended July 31
	2001	2000	2001	2000
Sales	$610.2	$547.9	$1,789.8	$1,509.2
Operating profit	54.1	87.8	161.1	238.3

Sales for the packaging segment increased 11.4% for the third quarter, compared to the third quarter of 2000, due to the acquisitions of AGI (formerly known as IMPAC), which was acquired late in the third quarter of last year, and Alfred Wall AG, which was acquired in the third quarter of 2001. Volume for the segment increased 14.6% and price and product mix decreased by 3.2%. Sales for the nine months ended July 31, 2001 increased 18.6% from the comparable 2000 period, reflecting a 19.4% increase in volume, offset by a slight decrease in price and mix. Operating profit for the packaging segment decreased to $54.1 million from the 2000 third quarter profit of $87.8 million, due to lower demand and prices for some bleached and unbleached paperboard. Responding to market conditions, the company took downtime in the third quarter of 2001 at the Charleston, SC, Covington, VA and Evadale, TX mills of about 53,000 tons with an estimated negative impact on quarterly earnings of $15 million. The company plans to take about 40,000 tons of market-related downtime in the fourth quarter, which is expected to negatively impact segment quarterly profit by about $13 million. Segment operating profit for the nine months was $161.1 million compared to $238.3 million for 2000, reflecting the weaker economy and increasing energy costs, as well as lower demand and prices. For the 2001 period, total market-related downtime was approximately 113,000 tons, with an estimated negative impact on nine-month earnings of $30 million.

Rigesa Ltda., Westvaco's Brazilian subsidiary, continues to benefit from good demand for most of its value-added products, particularly fruit packaging, although its operating profit and revenues declined compared to the 2000 period, reflecting weaker local currency exchange rates. In addition to exchange rates, the Brazilian economy continues to be affected by challenges from power supply shortages and weaker economies. At the present time, power supply shortages in Brazil have not had a material effect on the company's operations in that country.

During the first nine months of 2001, approximately 16% of packaging segment sales were made to the tobacco industry for packaging tobacco products, compared to approximately 20% for the 2000 comparable period. Of these tobacco sales, approximately 9% (2000-14%) of the segment sales were exported or used to produce products for export with the remaining 7% (2000-6%) sold to the domestic tobacco industry for sale in the United States. The current legal, regulatory and legislative pressures on the tobacco industry may have an adverse effect on packaging segment profitability. While we would expect to compensate for such an adverse effect with growth in other consumer product markets, these alternatives may not, in the short run, fully offset any decline in profitability related to sales to the tobacco industry.

WESTVACO CORPORATION

and Consolidated Subsidiary Companies

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
[Unaudited]

Paper (in millions)	Three Months Ended July 31		Nine Months Ended July 31
	2001	2000	2001	2000
Sales	$245.0	$285.0	$745.0	$867.5
Operating profit	8.5	34.6	37.4	103.0

Paper segment sales for the third quarter decreased 14.0% compared to the 2000 quarter due to decreases in volume of 8.2% and price and product mix of 5.8%. For the nine months, segment sales declined 14.1%, reflecting a volume decrease of 12.8% and a 1.3% decline in price and mix. A strong U.S. dollar and the resulting competitiveness of imports affected pricing and volumes in coated papers, as did the lower level of economic activity. Paper segment operating profit decreased substantially to $8.5 million and to $37.4 million for the third quarter and nine months, respectively, compared to $34.6 million and $103.0 million, respectively, for the 2000 periods, principally due to a slowing economy as well as higher energy costs and market-related downtime in the third quarter of approximately 12,500 tons. The company plans to take about 11,000 tons of market-related downtime in the fourth quarter. The negative impact of the downtime on segment earnings was approximately $4 million for the third quarter and will be about the same in the fourth quarter.

Chemical	Three Months Ended July 31		Nine Months Ended July 31
(in millions)	2001	2000	2001	2000
Sales	$86.4	$88.3	$247.3	$253.7
Operating profit	17.5	16.5	43.9	47.5

Chemicals segment sales decreased from the 2000 third quarter by 2.1% due to a decrease in volume of 7.7%, partially offset by an increase in price and product mix of 5.6%. Nine month sales decreased 2.5% on a volume decline of 6.6%, offset by improvements in price and mix of 4.1%. Sales of resins used in printing inks and other products increased while sales of fabric dye dispersants declined due to slower economic activity and increased competition from products produced in the Far East. Carbon sales to automotive markets were weaker due to a lower level of economic activity. The 2001 third quarter operating profit for the chemicals segment increased 6.0% to a level of $17.5 million due to cost control initiatives. Segment operating profit for the nine months ended July 31, 2001 was $43.9 million, down slightly from $47.5 million in 2000.

Other Items
Compared to last year's results, other income decreased in the third quarter and nine months of 2001 due primarily to lower interest income while gains on land sales were marginally higher. Other income for the nine months also includes a gain of $.03 per share from the sale of a real

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 [Unaudited]

Other Items (cont'd)

estate lease in New York City. The company expects pretax gains from land sales to be approximately $35 million for the full fiscal year 2001 compared to $27.1 million in 2000. For the third quarter, depreciation and amortization and interest expense increased by $6.0 million and $3.7 million, respectively, compared to the third quarter of 2000, primarily due to acquisition activity. Selling, research and administrative expense increases for the third quarter and nine months reflect the effects of acquisitions, investments to support a stronger technology platform, and the development of new business initiatives. The effective tax rates were 20.7% and 31.9% for the third quarter and nine months, respectively, compared to 38.1% and 37.3% for the 2000 periods, reflecting a $5.3 million, or $.05 per share, benefit resulting from increased utilization of domestic research tax credits and foreign tax credits. The company expects to record an additional net tax benefit in the fourth quarter of approximately $4 million due to the resolution of prior year domestic audits, partially offset by Brazilian tax changes.

Liquidity and Capital Resources

General
The company is committed to the maintenance of a sound, conservative capital structure. This commitment is based upon two considerations: the obligation to protect the underlying interests of its shareholders and lenders and the desire to have access, at all times, to all major financial markets. The combination of maturing short-term debt and the structure of long-term debt will be managed to minimize liquidity risk.

Operating Activities
At July 31, 2001 and October 31, 2000, the ratios of current assets to current liabilities were 1.5 and 1.9, respectively. Cash flows from operations totaled $144.0 million for the nine months ended July 31, 2001, compared to $429.6 million for the comparable 2000 period. The decrease in net cash from operating activities primarily reflects the decrease in net income for the nine-month period, an increase in inventories due to weaker markets, and a decrease in accounts payable and accrued expenses at July 31, 2001 from October 31, 2000.

Investment Activities
New investment in plant and timberlands, excluding acquisitions, totaled $221.7 million for the first nine months of 2001, which included $132.4 million in the packaging segment, $29.5 million in the paper segment, $10.1 million in the chemical segment and $49.7 million in the other nonreportable segment. This increased level of capital spending is mainly due to postponement in the prior year of capital projects scheduled to be completed in that year. As part of its program to improve return on investment, Westvaco plans to continue to hold annual capital spending below annual depreciation and amortization levels over the next few years. Total capital expenditures, including expenditures for environmental control equipment and facilities, are expected to approximate $300 million in 2001. At July 31, 2001, the amounts committed to complete all authorized capital projects were approximately $243.1 million. These expenditures will be used to support the company's current primary production capacity levels and address the requirements of consumer packaging facilities to satisfy anticipated customer needs.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

[Unaudited]

Financing Activities
The company maintains a $500 million revolving credit agreement. There was no borrowing under this arrangement during the current period, except for the support of commercial paper borrowings, which were $35 million at July 31, 2001. The revolving credit agreement contains financial covenants limiting the ratio of debt to capitalization to .55 to 1. The ratio of debt to total capital was 46% at July 31, 2001 and October 31, 2000. In February 2001, the company issued $300 million of 7.95% thirty-year notes to repay commercial paper and to fund working capital and other general requirements. At July 31, 2001, Westvaco had $161.5 million of short-term borrowing outstanding, compared to $30.1 million at October 31, 2000 and $125.8 million at this time last year. Short term borrowings at July 31, 2001 included maturities of long term debt of $100 million. The highest amount of short-term borrowing outstanding during the three months ended July 31, 2001 and 2000 was $161.5 million and $125.8 million, respectively. The average amount of short-term borrowing outstanding during the three months ended July 31, 2001 and 2000 was $148.2 million and $54.8 million, respectively. The average interest rate for these borrowings was 7.9% for 2001 and 8.4% for 2000.

In the third quarter of 2001, the company entered into an interest rate swap with a notional principal amount of $100 million and a variable-rate of six-month LIBOR plus 1.115% with respect to $100 million of Sinking Fund Debentures with a fixed interest rate of 7.1%. The swaps mature in November 2009. At July 31, 2001, the company had $200 million of unused debentures registered with the Securities and Exchange Commission. During the nine months ended July 31, 2001, the company paid $66.8 million in cash dividends compared to $66.4 million in cash dividends paid during the 2000 period. In both years, the quarterly dividend was 22 cents per common share.

The company believes inflation has not had a material effect on its financial condition or results of operations; however, there can be no assurance that it will not be affected by inflation in the future. The company's overall sales are not subject to significant seasonal variations.

Acquisitions
During the second quarter of 2001, the company refined the preliminary allocation of the purchase price of certain fiscal year 2000 acquisitions, resulting in a $36.4 million reduction to goodwill that was allocated to fixed assets and other intangible assets.

During the third quarter of 2001 the company completed, in a series of transactions, its previously disclosed acquisition of a 90% interest in Alfred Wall AG and related assets, one of Europe's leading suppliers of packaging for a wide range of consumer products. The company used existing cash of $45 million and approximately 1.5 million shares of the company's common stock, with an assured value of $35 per share, to fund the purchase price of $99 million, net of debt assumed. The acquisition was accounted for using the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the company based on information currently available and on current assumptions as to future operations. Accordingly, the assets and liabilities of the acquired businesses are included in the consolidated balance sheet at July 31, 2001. The purchase price allocation for

WESTVACO CORPORATION

and Consolidated Subsidiary Companies

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

[Unaudited]

Acquisitions (cont'd)

this acquisition is preliminary and further refinements are likely to be made upon completion of final valuation studies. Related goodwill of approximately $39 million, which represents the excess of purchase price over fair value of net tangible and intangible assets acquired, is amortized on a straight-line basis over 40 years, which is the expected period to be benefited. Results for the third quarter of fiscal 2001 include six weeks of contribution from Alfred Wall AG.

On August 16, 2001, the company announced the acquisition of privately held Poly-Matrix by its AGI Media Packaging subsidiary. Poly-Matrix has manufacturing operations in Pittsfield, MA, and is North America's largest producer of specialty plastic components for DVD, CD and other entertainment packaging. The acquisition was funded by existing cash and commercial paper.

On August 29, 2001, the company and The Mead Corporation announced that they have agreed to a merger of equals creating a global company with leading positions in packaging, coated and specialty papers, consumer and office products, and specialty chemicals. The new company, which will be called MeadWestvaco Corporation, will have $8 billion in annual revenues, strong platforms in the company's four core businesses, and a strong balance sheet with substantial financial capacity. Under the terms of the transaction, Mead shareholders will receive one share of MeadWestvaco stock for each share of Mead stock held, and Westvaco shareholders will receive 0.97 share of stock of MeadWestvaco stock for each share of Westvaco stock held. Mead shareholders will also receive a special payment of $1.20 per share at closing. The merger is structured as stock-for-stock, and will be accounted for as a purchase transaction under the recent guidelines for business combinations. The exchange of stock is structured as a tax-free exchange. The transaction has been approved by the Boards of Directors of both companies. The transaction remains subject to regulatory and shareholder approvals.

Special Items Including Restructuring and Business Improvement Actions

On August 31, 2001, the company announced that as a result of the competitive pressures caused by the economic slowdown, the strong U.S. dollar and the related sharp increase in imported paper, it will close its paper mill in Tyrone, PA, and move the mill's production to other, more modern manufacturing operations. The mill employs about 265 people. On September 6, 2001 the company announced that in order to streamline the company's packaging operations, it will close packaging plants in Richmond, VA, and Memphis, TN, by mid-November. The plants produce packaging for a wide variety of consumer products. The products and services at these plants will continue to be produced at other Westvaco locations. The company's actions will affect approximately 350 employees in Richmond and 80 in Memphis. Closing the paper mill, restructuring consumer packaging operations and other planned actions will result in an estimated $65 million pretax charge against fiscal fourth quarter earnings. This charge primarily reflects the writedown of long-lived assets, involuntary employee terminations and other exit costs. The

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 [Unaudited]

Special Items Including Restructuring and Business Improvement Actions (cont'd)

company expects that these actions covered by the charge will result in about $60 million a year in pretax annual savings.

During the third quarter of 2001, the company recorded a restructuring charge of $1.6 million due primarily to a salaried workforce reduction at the company's Envelope Division headquarters in Springfield, MA.

During the second quarter of 2001, the company recorded a restructuring charge of $2.0 million due to the curtailment of production on two of the three product lines at the company's Envelope Division flexible-packaging operation which is included in the company's paper segment. The charge primarily represents a write-down to net realizable value of machinery. Also included in the restructuring charges line is a credit of $0.7 million for the reversal of reserves no longer required associated with the restructuring charge taken in fiscal year 1999. In addition to the asset write-downs, the company recognized related inventory write-downs of $0.3 million, which were included in cost of products sold.

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

During the fourth quarter of fiscal 1999, certain assets of the company's liquid packaging plant were written down to reflect the plant's planned shutdown. During the second quarter of fiscal 2000, the liquid packaging plant was sold to Blue Ridge Paper Products, Inc., resulting in a pretax gain of $11.2 million, or $.07 cents per share, which is included in the restructuring charges line. The gain resulted from a change in facts and circumstances existing during the fourth quarter of fiscal 1999.

All restructuring charges recorded in connection with the above actions have been substantially utilized as of July 31, 2001.

Accounting Changes

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which addresses the accounting and reporting for business combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets. . The company is still evaluating the impact of the adoption of these two standards, but expects that amortization expense will be significantly lower.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 [Unaudited]

Accounting changes (cont'd)

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and in June 2000, issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. These new standards require companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair value of those derivatives would be accounted for based on the use of the derivative and whether the instrument qualified for hedge accounting, as defined in SFAS 133 and SFAS 138. The company adopted SFAS 133 and SFAS 138 on November 1, 2000, the first day of fiscal 2001. On that date no derivative financial instruments were outstanding. There was no impact on the company's financial statements due to the adoption of the statement. The company intends to have limited involvement with derivative financial instruments to manage foreign exchange risks. Forward foreign exchange contracts may be used to hedge the impact of fluctuations of foreign exchange on U.S. export sales denominated in foreign currencies.

In 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 clarifies the basic principles of revenue recognition in generally accepted accounting principles. SAB 101 is required to be implemented by the company's fourth quarter of fiscal year 2001. The company anticipates no material effect on income from operations or financial position from the adoption of SAB 101. In September 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs. The timing of implementation of EITF 00-10 is consistent with the requirements of SAB 101. The company intends to adopt EITF 00-10 in the fourth quarter of 2001 and reclassify shipping and handling costs from sales to cost of products sold. The reclassification will have no effect on income from operations or financial position.

Environmental Matters

The company strives to maintain compliance with all environmental regulations issued by federal, state and local authorities in the United States as well as regulatory authorities with jurisdiction over its foreign operations. The company has made, and expects to continue to make, significant capital expenditures to comply with water, air and solid and hazardous waste and other environmental laws and regulations. During nine months of 2001, expenditures for environmental projects were $18 million. The company anticipates that environmental capital expenditures will approximate $7 million for the remainder of fiscal year 2001 and approximately $40 million in 2002. The cost of these projects is included in the capital expenditure information set forth above in total capital expenditures for the company. The company anticipates that there will continue to be significant capital expenditures associated with a range of pollution control regulations. The amount of future capital expenditures for environmental control facilities will depend on changing laws and regulations and technological advances.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

[Unaudited]

Environmental Matters: (cont'd)

A portion of the anticipated environmental capital expenditures will be in connection with the company's implementation of the Cluster Rule, issued by EPA in April 1998. The Cluster Rule regulations established new requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met by the year 2006. While the company has taken major steps to implement the Cluster Rule, we currently anticipate related expenditures of approximately $15 million over the next two years, which is included in the amounts referred to in the preceding paragraph. Cluster Rule expenditures for the years following fiscal year 2002 are estimated to be in the range of $85-115 million, including the related remaining air quality requirements. Additional operating expenses will be incurred as capital installations required by the Cluster Rule are put into service. Environmental organizations are challenging the Cluster Rule in the U.S. Court of Appeals. Westvaco and other companies are participating in that litigation. If the legal challenge by environmental organizations to the regulations is successful, the company currently estimates that it could face additional compliance costs of up to $150 million over the next several years.

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

The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has previously accrued approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. In addition, the company is involved in the remediation of certain other than CERCLA sites and has previously accrued approximately $12 million for remediation of these sites. Payments related to cleanup at existing and former operating sites and CERCLA sites were not material to the company's liquidity during the first half of 2001 and are not expected to be material for the remainder of the year.

In July 2001, EPA announced its intention to revise its regulations with respect to total maximum daily load ("TMDL") for pollutants in water bodies determined to be water-quality impaired. At the current time, the company is unable to determine the financial impact of the TMDL regulations on Westvaco because not all of the streams that will be deemed to be impaired have been identified.

WESTVACO CORPORATION
and Consolidated Subsidiary Companies

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 [Unaudited]

Forward-looking statements

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed, or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of Mead and Westvaco to integrate successfully and achieve the anticipated benefits of the transaction; competitive pricing for each company's products; changes in raw materials; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the U.S. and international economies, especially in Asia and Brazil; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; and currency movements. Mead and Westvaco undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in each company's reports filed with the SEC.

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

Item 6. Exhibits And Reports On Form 8-K
(a)	Exhibits:
Westvaco Corporation Deferred Compensation Plan for Non-Employee Directors

(b)	Reports on Form 8-K:

A report on Form 8-K was filed on August 31, 2001, and is incorporated herein by reference. The contents of the report are summarized below:

Item 5.

Other Events: The company and The Mead Corporation announced that they have agreed to a merger of equals creating a global company with leading positions in packaging, coated and specialty papers, consumer and office products, and specialty chemicals. The new company, which will be called MeadWestvaco Corporation, will have $8 billion in annual revenues, strong platforms in the company's four core businesses, and a strong balance sheet with substantial financial capacity.

Item 7.	Financial Statements and Exhibits

2.1 Agreement and Plan of Merger, dated as of August 28, 2001, by and among MW Holding Corporation, Michael Merger Sub Corporation, William Merger Sub Corporation, The Mead Corporation and Westvaco Corporation.

99.1 Joint press release issued by The Mead Corporation and Westvaco Corporation on August 29, 2001

WESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 6. Exhibits And Reports On Form 8-K (cont'd)

A report on Form 8-K was filed on September 12, 2001, and is incorporated herein by reference. The contents of the report are summarized below:

Item 5.

Other Events: Westvaco issued a news release on September 6, 2001, announcing that it will close packaging plants in Richmond, VA, and Memphis, TN, by mid-November. The company will further streamline its Richmond packaging operations by relocating equipment to other company facilities to gain efficiencies and to support the company's growth in targeted markets. On August 31, Westvaco announced plans to close a paper mill in Tyrone, PA, by the end of October. Closing the paper mill, restructuring consumer packaging operations and other actions will result in an estimated $65 million pretax charge against fiscal fourth quarter earnings.

Item 7.	Financial Statements and Exhibits
99. News release dated September 6, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTVACO CORPORATION

(Registrant)

September 14, 2001 /s/ Karen R. Osar

Karen R. Osar

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)