Form 10-K/A
period 2000-10-31
WESTVACO CORP
filed 2001-12-21
CIK 106498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                          COMMISSION FILE NUMBER 1-3013

                              WESTVACO CORPORATION
             (Exact name of registrant as specified in its charter)

     Delaware                           299 Park Avenue
     (State of incorporation)           New York, New York 10171
                                        Telephone 212-688-5000
     13-1466285                         (Address and telephone number of
     (I.R.S. Employer                   registrant's principal
     Identification No.)                executive offices)

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

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

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

                                TABLE OF CONTENTS

                                     PART I
ITEM                                                             PAGE
1.     BUSINESS                                                   I-1

2.     PROPERTIES                                                 I-4

3.     LEGAL PROCEEDINGS                                          I-7

4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        I-8

                                     PART II

5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED      II-1
       SECURITY HOLDER MATTERS

6.     SELECTED FINANCIAL DATA                                   II-1

7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                       II-1

7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET     II-1
       RISK

8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               II-2

9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE                       II-2

                                    PART III

10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       III-1

11.    EXECUTIVE COMPENSATION                                   III-1

12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND      III-1
       MANAGEMENT

13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           III-1

                                     PART IV

14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON    IV-1
       FORM 8-K

                                     PART I
ITEM 1. BUSINESS

GENERAL
Westvaco Corporation, a Delaware Corporation incorporated in 1899 as West Virginia Pulp and Paper Company, is one of the world's major producers of packaging, paper and chemicals. The company serves customers in more than 70 countries with operations in the United States, South America and Europe. The company produces paper and paperboard to convert into a variety of packaging products. Westvaco is also a leading global supplier of premium packaging for consumer products markets. The company considers premium packaging to be products that offer versatile printing and finishing capabilities for functional and decorative packaging needs, including:

o     Folding cartons in paperboard and plastic, alone or in combination
o     Injection-molded packaging
o     Specialty inks, coatings, varnishes and stocks
o     Simulated luxury finishes
o     Refractive and precision foil stamping
o     High gloss coatings
o     Two-side printing
o     Windowing
o     Security tagging
o     Anti-counterfeiting professional services and products

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

In September 2000, the company announced a definitive agreement to acquire a majority interest in Alfred Wall AG ("Wall"), a leading European supplier of consumer packaging based in Graz, Austria. Wall has six packaging plants in Austria, the United Kingdom, Germany and Poland. The transaction is scheduled to close in 2001.
                                       I-1

BUSINESS SEGMENTS
The company's principal business segments are the manufacture of (1) packaging products, (2) paper products, and (3) chemicals. A more detailed description of the company's business segments, including financial information, is contained in Note P to the consolidated financial statements in the 2000 Westvaco Annual Report, and is incorporated herein by reference.

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

Westvaco forests include plantations, natural stands and fiber farms. The inventory of growing trees, the basis for volume production, has increased steadily over the last decade in spite of a steady rise in the volume of wood harvested. As a result of land sales during the past year, the total inventory volume has decreased slightly. The company has also decided to reduce its U.S. land base of 1.3 million acres by approximately 200,000 acres over the next two to three years. These parcels are not strategically significant to Westvaco due to their location in areas where the company otherwise has a sufficient, secure, long-term, low-cost fiber supply for its mills. Most of the pine stands harvested are plantations that are regenerated by establishing new pine plantations. Most hardwood stands that are harvested are re-established by planned natural regeneration from seeds and sprouts. Westvaco's hardwood plantation and fiber farm programs are expanding and involve several domestic species. The quantity of wood harvested by Westvaco from its lands in any year is primarily controlled by long-range forest management programs based on integrated wood supply plans.

PATENTS
Westvaco has obtained a number of foreign and domestic patents as a result of its research and product development efforts. Westvaco is the owner of many registered trademarks for its products. Although in the aggregate, its patents and trademarks are of material importance to Westvaco's business, the loss of any one or any related group of such intellectual property rights would not have a material adverse effect on the financial position, results of operations or liquidity of the company. No single patent or related group of patents is deemed to be material to Westvaco. Westvaco holds patents in each of its principal business segments (packaging products; paper products; and chemicals).


COMPETITION
Westvaco operates in very competitive domestic and foreign markets. Westvaco's strategy is to develop distinctive and innovative products and services for its customers in the United States and world markets. There are many large, well-established and highly competitive manufacturers operating in these markets as well. The company competes principally through:
o      quality;
o      value-added products and services;
o      customer service;
o      innovation;
o      technology; and
o      product design and price.


The company considers value-added products and services to be package design, development and performance products and services which offer packaging solutions across the entire supply chain for customers through special programs and approaches devised by the company's packaging professionals.

The company's business is affected by a range of macroeconomic conditions, such as:
o     industry capacity;
o     economic growth in the U.S. and abroad; and
o     currency exchange rates.

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

ENVIRONMENTAL PROTECTION
Westvaco is subject to federal and state environmental laws and regulations in all jurisdictions in which it has operating facilities. Compliance with these requirements involves the diversion of capital from production facilities and increases operating costs. In the opinion of Westvaco's management, environmental protection requirements are not likely to adversely affect the company's competitive industry position since other domestic companies are subject to similar requirements, nor are they likely to materially affect the company's overall financial condition, results of operations or liquidity. In 1995, the company authorized removal of elemental chlorine from all of its pulp bleaching processes. This important initiative, completed during 1997 at a cost of approximately $110 million, represented a major step by Westvaco in anticipating EPA regulations for the U.S. pulp and paper industry regarding air and water quality. A portion of the anticipated environmental capital expenditures will be in connection with the company's implementation of the Cluster Rule, issued by EPA in April 1998. The Cluster Rule regulations established new requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met by the year 2006. Compliance with the Cluster Rule requires new and existing integrated pulp and paper mills to install emission control devices to limit the release of certain pollutants into the air and water. Additionally, the Cluster Rule establishes testing methods for 12 chemical compounds that must be measured in the mills' air emissions and water discharges. While the company has taken major steps to implement the Cluster Rule, we currently anticipate related expenditures of approximately $80 million over the next five years. Additional operating expenses in the range of $3 million to $7 million annually will be incurred as capital installations required by the Cluster Rule are put into service. Environmental organizations are challenging the Cluster Rule in the U.S. Court of Appeals. Westvaco and other companies are participating in that litigation. If the legal challenge by environmental organizations to the regulations is successful, the company could face additional compliance costs of up to $150 million over the next several years.

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

Rigesa, our Brazilian subsidiary, is one of that country's leading suppliers of corrugated containers, and operates two paperboard mills, four corrugated box plants and a consumer packaging plant. Rigesa is one of the few paper companies in Brazil which is integrated from the forests to the markets. This fact, combined with technology drawn from Westvaco's U.S. experience, has provided Rigesa with a history of high-quality products. Over the past five years, Rigesa has experienced a compound annual sales growth rate of 6.25% in local currency as well as growth in product shipped of 4.5%. Rigesa accounted for approximately 9% of the packaging segment operating profit in 2000.

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


ITEM 2.  PROPERTIES

The location of Westvaco's production facilities and their principal products in each business segment as of October 31, 2000, were as follows:

PACKAGING
LOCATION                           PRODUCT
Covington, Virginia                Bleached paperboard
Evadale, Texas                     Bleached paperboard
North Charleston, South Carolina   Saturating kraft, containerboard and
                                   folding carton stock
Tres Barras, Santa Catarina,       Containerboard and kraft papers
Brazil
Valinhos, Sao Paulo, Brazil        Corrugating medium (principally from
                                   recycled papers)
Silsbee, Texas                     Extrusion coated bleached paperboard
Low Moor, Virginia                 Extrusion coated bleached paperboard

PACKAGING (continued)
LOCATION                           PRODUCT
Birmingham, United Kingdom         Consumer packaging
Caguas, Puerto Rico (Leased)       Consumer packaging
Chatham, New Jersey                Consumer packaging
Cleveland, Tennessee               Consumer packaging
Corby, United Kingdom              Consumer packaging
Dublin, Ireland (Leased)           Consumer packaging

Enschede, The Netherlands          Consumer packaging
Franklin Park, Illinois (Leased)   Consumer packaging
Freden, Germany                    Consumer packaging
Garner, North Carolina             Consumer packaging
Greenville, Mississippi            Consumer packaging
Grover, North Carolina             Consumer packaging
Haarlem, The Netherlands           Consumer packaging
Jacksonville, Illinois             Consumer packaging
Kearny, New Jersey                 Consumer packaging
Littlehampton, United Kingdom      Consumer packaging
(Leased)
London, United Kingdom (Leased)    Consumer packaging
Louisa, Virginia (Leased)          Consumer packaging
Louisville, Kentucky (Leased)      Consumer packaging
Mebane, North Carolina             Consumer packaging
Melrose Park, Illinois (Leased)    Consumer packaging
Memphis, Tennessee                 Consumer packaging
Newark, Delaware                   Consumer packaging
Norwich, Connecticut               Consumer packaging
Richmond, Virginia                 Consumer packaging
Salzburg, Austria (Leased)         Consumer packaging
Slough, United Kingdom             Consumer packaging
Svitavy, Czech Republic            Consumer packaging
Swindon, United Kingdom (Leased)   Consumer packaging
Uden, The Netherlands (Leased)     Consumer packaging
Valinhos, Sao Paulo, Brazil        Consumer packaging
Warrington, Pennsylvania (Leased)  Consumer packaging
Weesp, The Netherlands             Consumer packaging
Blumenau, Santa Catarina, Brazil   Corrugated boxes
Manaus, Amazonas, Brazil           Corrugated boxes
Pacajus, Ceara, Brazil             Corrugated boxes
Valinhos, Sao Paulo, Brazil        Corrugated boxes
Summerville, South Carolina        Building products



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

The company's mills are a significant source of supply for the paper and paperboard needs of the converting plants, which produce a variety of consumer packaging, corrugated boxes and envelopes. During fiscal 2000, the mills supplied 60 % of the paper and paperboard needs of the converting plants. All of the company's production facilities are in good operating condition and have sufficient capacity to meet current production requirements.

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

ITEM 3. LEGAL PROCEEDINGS

In 1995, the company authorized removal of elemental chlorine from all of its pulp bleaching processes. This important initiative, completed during 1997 at a cost of approximately $110 million, represented a major step by Westvaco in anticipating EPA regulations for the U.S. pulp and paper industry regarding air and water quality. A portion of the anticipated environmental capital expenditures will be in connection with the company's implementation of the Cluster Rule, issued by EPA in April 1998. The Cluster Rule regulations established new requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met by the year 2006. While the company has taken major steps to implement the Cluster Rule, we currently anticipate related expenditures of approximately $80 million over the next five years. Additional operating expenses in the range of $3 million to $7 million annually will be incurred as capital installations required by the Cluster Rule are put into service. Environmental organizations are challenging the Cluster Rule in the U.S. Court of Appeals. Westvaco and other companies are participating in that litigation. If the legal challenge by environmental organizations to the regulations is successful, the company could face additional compliance costs of up to $150 million over the next several years.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information concerning the executive officers of Westvaco Corporation:
                                                                  YEAR IN WHICH
                                                                    SERVICE IN
                                                                     PRESENT
NAME                       AGE   PRESENT POSITION                POSITION BEGAN
----                       ---   ----------------                --------------
John A. Luke, Jr.*         52    Chairman,                            1996
                                   President and Chief Executive      1992
                                         Officer
James A. Buzzard           46    Executive Vice President             2000
Rudolph G. Johnstone, J    64*   Executive Vice President             1995
David E. McIntyre          60    Group Vice President                 1999
Richard H. Block           60    Senior Vice President                2000
Richard N. Burton          52    Senior Vice President                1998
Oscar B. (Bo) Fears, Jr    54    Senior Vice President                2000
Rita V. Foley              47    Senior Vice President                1999
Gilbert M. Gillespie       60    Senior Vice President                1998
James F. Jordan            53    Senior Vice President                1999
James L. Martin            62    Senior Vice President                1999
Karen R. Osar              51    Senior Vice President and            1999
                                    Chief Financial Officer
Linda V. Schreiner         41    Senior Vice President                2000
James E. Stoveken, Jr.     61    Senior Vice President and            1996
                                   Comptroller                        1999
Samuel L. Torrence         60    Senior Vice President                1996
R. Scott Wallinger         61    Senior Vice President                1987
Wendell L. Willkie, II     49    Senior Vice President and General    1996
                                         Counsel
William S. Beaver          49    Vice President                       1996
                                   and Treasurer                      1987
John W. Hetherington       62    Vice President,                      1987
                                   Assistant General Counsel and      1978
                                        Secretary
Ned W. Massee              50    Vice President                       1991
*Director of Westvaco

Westvaco's officers are elected by the Board of Directors annually for one-year terms. Westvaco's executive officers have served in their present capacities for the past five years or longer with the following exceptions:

James A. Buzzard, Senior Vice President, 1999, Vice President, 1992-1999; David E. McIntyre, Senior Vice President, 1998-1999, Vice President, 1996-1998; Richard H. Block, President and Chief Executive Officer of IMPAC Group, Inc., 1998-2000, President and Chief Executive Officer of AGI Inc., 1987-1998; Richard N. Burton, Vice President, 1994-1998; Oscar B. (Bo) Fears, Jr., Vice President and Manager of Consumer Packaging, 1998-2000, President and Managing Director of Rigesa, Ltda., 1996-1998; Rita V. Foley, Independent Consultant, 1998-1999, Executive Vice President Sales and Marketing, QAD, Inc., 1997-1998, Vice President, Digital Equipment Corporation, 1994-1997; Gilbert M. Gillespie, Vice President, 1990-1998; James
F. Jordan, Vice President and Manager of Westvaco Worldwide, 1998-1999, Manager of Marketing and Administration for Westvaco Worldwide, 1991-1998; James L. Martin, Vice President and Assistant Division Manager of the Bleached Board Division, 1996-1999, President and Managing Director of

Rigesa, Ltda., 1993-1996; Karen R. Osar, Vice President and Treasurer of Tenneco Inc., 1994-1999; Linda V. Schreiner, Manager of Strategic Leadership Development, 1999-2000, Senior Manager of Arthur D. Little, Inc., 1998-1999, Vice President of Signet Banking Corporation, 1988-1998; James E. Stoveken, Jr., Vice President, 1986-1996; Samuel L. Torrence, Vice President, 1991-1996; Wendell
L. Willkie, II, Vice President and Associate General Counsel,
1995-1996.

No arrangements or understandings exist between any of Westvaco's officers and directors and any other person pursuant to which those officers or directors were selected to serve in their current position.

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

Most of the company's debt obligations at year-end 2000 were at fixed interest rates. Consequently, a 10% change in market interest rates would not have a material effect on the company's 2001 results of operations or cash flows. The company's exposure to foreign currency fluctuations on its financial instruments is not material because most instruments are denominated in U.S. dollars. Furthermore, the company's exposure to foreign currency fluctuations on its income is not material because a majority of the company's sales are in U.S. dollars. The company does not hold financial instruments for trading purposes.

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

     10.p Employment Agreement dated as of January 27, 1999, by and between Westvaco Corporation and Karen R Osar, previously filed as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the three months ended January 31, 2000, File No. 1-3013, and incorporated herein by reference.

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

     13. The inside front cover and pages 14 through 38 of the Westvaco Corporation 2000 Annual Report to Shareholders. Except for the information that is expressly incorporated by reference, the Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report. The highlights of the year (Exhibit 13a) and the eleven year comparison (Exhibit 13c) are hereby incorporated by reference.

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

          WESTVACO CORPORATION
               (REGISTRANT)

         December 21, 2001  By /s/ John A. Luke, Jr.
                              -----------------------------
                                John A. Luke, Jr.
                 Chairman, President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                  DATE

/s/ John A. Luke, Jr.        Chairman, President,
--------------------------   Chief Executive Officer
John A. Luke, Jr.             and Director


/s/ Karen R. Osar            Senior Vice President
--------------------------     (Principal Financial Officer)
Karen R. Osar


/s/ James E. Stoveken, Jr.
--------------------------   Senior Vice President and Comptroller
James E. Stoveken, Jr.         (Principal Accounting Officer)


/s/ Michael E. Campbell
--------------------------   Director
Michael E. Campbell



--------------------------   Director
Dr. Thomas W. Cole, Jr.



--------------------------   Director
David F. D'Alessandro


/s/ Richard B. Kelson
--------------------------   Director
Richard B. Kelson



--------------------------   Director
Douglas S. Luke


/s/ Robert C. McCormack
--------------------------   Director
Robert C. McCormack


/s/ Jane L. Warner
--------------------------   Director
Jane L. Warner


/s/ Richard A. Zimmerman
--------------------------   Director
Richard A. Zimmerman