Form 10-Q/A
period 2001-07-31
WESTVACO CORP
filed 2001-12-21
CIK 106498

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

                                  212-688-5000
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. YES  X   NO
                         ----    ----


At July 31, 2001 the latest practicable date, there were 102,297,220 shares outstanding of Common Stock, $5 par value.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies



                               INDEX TO FORM 10-Q
                               ------------------




     PART I.  FINANCIAL  INFORMATION                                  Page No.
     -------------------------------                                  --------

     Item 1.  Financial Statements:

     Consolidated Statements of Income for the three
     -----------------------------------------------
       months and nine months ended July 31, 2001 and 2000                2
       ---------------------------------------------------


     Consolidated Balance Sheets as of July 31, 2001
     -----------------------------------------------
       and October 31, 2000                                               3
       --------------------

     Consolidated Statements of Cash Flows for the nine
     --------------------------------------------------
       months ended July 31, 2001 and 2000                                4
       -----------------------------------

     Notes to Consolidated Financial Statements                           5
     ------------------------------------------

     Item 2.  Management's Discussion and Analysis of
     ------------------------------------------------
       Financial Condition and Results of Operations                     12
       ----------------------------------------------


     Item 3.  Quantitative and Qualitative Disclosures
     -------------------------------------------------
       About Market Risk                                                 21
       -----------------

     PART II.  OTHER INFORMATION
     ---------------------------

                                                                         22
     Item 1.  Legal Proceedings
     --------------------------

     Item 6.  Exhibits and Reports on Form 8-K                           22
     -----------------------------------------

     SIGNATURES                                                          23
     ----------

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------


                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   [Unaudited]

 In thousands, except per share data
                                            Three Months Ended      Nine Months Ended
                                                      July 31               July 31

                                                  2001        2000        2001       2000
                                                  ----        ----        ----       ----
 Sales                                          $947,756   $928,022   $2,794,976  $2,632,273
 Other income, net                                 7,961     12,628       28,419      28,680
                                                --------   --------   ----------  ----------
                                                 955,717    940,650    2,823,395   2,660,953
                                                --------   --------   ----------  ----------
 Cost of products sold (excludes
 depreciation and amortization shown below)
                                                 690,646    633,737    2,022,423   1,805,414
 Selling, research and
   administrative expenses                        89,179     66,749      267,947     193,933
 Depreciation and amortization                    87,298     81,319      256,326     232,128
 Restructuring charges, net                        1,600     24,261        2,851      13,100
 Interest expense                                 51,690     48,032      156,629     138,733
                                                --------   --------    ---------   ---------
                                                 920,413    854,098    2,706,176   2,383,308
                                                --------   --------    ---------   ---------

 Income before taxes and extraordinary            35,304     86,552      117,219     277,645
 charge

 Income taxes                                      7,300     33,000       37,400     103,700
                                                --------   --------     --------   ---------

 Income before extraordinary charge               28,004     53,552       79,819     173,945
 Extraordinary charge - extinguishment of
  debt, net of taxes                                -          -            -         (8,803)
                                                --------   --------     --------   ---------

 Net income                                      $28,004    $53,552      $79,819    $165,142
                                                 =======   ========     ========    ========

 Net income per share, basic and diluted:
 Income before extraordinary item                 $  .28     $  .53       $  .79      $ 1.73

 Extraordinary item                                  -          -             -         (.09)
                                                --------   --------      -------    --------
 Net income                                          .28        .53          .79     $  1.64
                                                ========   ========      =======    ========

 Shares used to compute net income per share:
 Basic                                           101,896    100,669      101,196     100,553
 Diluted                                         101,942    100,945      101,287     100,953

 Cash dividends per share of common stock        $  0.22    $  0.22      $  0.66       $0.66


The accompanying notes are an integral part of these financial statements.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   [Unaudited]

In thousands
                                                July 31, 2001  October 31, 2000
                                                -------------  ----------------
ASSETS
Cash and marketable securities                       $ 68,397       $   225,308
Receivables, net                                      409,290           421,707
Inventories                                           409,803           333,284
Prepaid expenses                                      113,642            83,378
                                                    ---------         ---------
    Current assets                                  1,001,132         1,063,677
Plant and timberlands:
  Machinery                                         5,872,395         5,673,455
  Buildings                                           822,516           794,114
  Other property, including plant land                253,025           248,761
                                                      -------         ---------
                                                    6,947,936         6,716,330
  Less: accumulated depreciation                    3,103,092         2,916,402
                                                    ---------         ---------
                                                    3,844,844         3,799,928
  Timberlands, net                                    258,576           268,699
  Construction in progress                            164,844           127,956
                                                    ---------         ---------
                                                    4,268,264         4,196,583
Prepaid pension asset                                 745,272           641,665
Goodwill                                              574,084           606,220
Other assets                                          164,287            61,758
                                                   ----------        -----------
                                                   $6,753,039        $6,569,903
                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses               $ 477,388        $  523,187
Notes payable and current maturities of
  long-term obligations                               161,468            30,098
Income taxes                                           11,195            13,633
                                                   ----------         ----------
    Current liabilities                               650,051           566,918

Long-term debt                                      2,661,493         2,686,674
Other long-term obligations                            76,741            75,979
Deferred income taxes                               1,003,875           907,739
Shareholders' equity:
  Common stock, $5 par, at stated value
    shares authorized: 300,000,000
    shares issued: 103,170,667(2000-103,170,667)      814,210           767,552
  Retained income                                   1,745,934         1,761,764
  Accumulated other comprehensive income             (176,750)         (135,731)
  (loss)
  Common stock in treasury, at cost
    shares held: 873,447 (2000-2,509,177)             (22,515)          (60,992)
                                                   ----------         ----------
                                                    2,360,879         2,332,593
                                                   ----------         ---------
                                                   $6,753,039        $6,569,903
                                                    =========         =========



The accompanying notes are an integral part of these financial statements.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   [Unaudited]


      In thousands                                         Nine Months Ended
                                                                July 31
                                                           -------------------
                                                           2001          2000
                                                           ----          ----
      Cash flows from operating activities:
        Net income                                       $ 79,819    $ 165,142
        Adjustments to reconcile net income to net
          cash provided by operating activities:
          Provision for depreciation and amortization     256,326      232,128
          Provision for deferred income taxes              43,480       71,230
          (Gains) losses on sales of plant and
            timberlands, net                              (18,457)      (7,792)
          Restructuring charges, net                        2,851       13,100
          Pension credits and other employee benefits    (100,932)     (73,139)
          Foreign currency transaction losses (gains)         332          447
          Loss on extinguishment of debt                        -        8,803

      Changes in assets and liabilities:
          (Increase) decrease in receivables               26,168        7,720
          (Increase) decrease in inventories              (60,114)     (11,775)
          (Increase) decrease in prepaid expenses         (28,689)      (1,457)
          (Decrease) increase in accounts payable and
            accrued expenses                              (50,858)      11,484
          (Decrease) increase in income taxes payable      (1,969)       4,621
           Other, net                                      (3,957)       9,111
                                                        -----------     -------
      Net cash provided by operating activities           144,000       29,623

      Cash flows from investing activities:
        Additions to plant and timberlands               (221,750)    (138,642)
        Payments for acquisitions, net of cash acquired   (62,393)  (1,147,558)
        Proceeds from sales of plant and timberlands       22,189       32,050
        Other, net                                            (23)      (2,549)
                                                        ---------   ----------
            Net cash used in investing activities        (261,97)   (1,256,699)

      Cash flows from financing activities:
        Proceeds from issuance of common stock              3,378        8,760
        Proceeds from issuance of debt                    911,354    2,040,217
        Treasury stock purchases                           (1,560)      (1,829)
        Dividends paid                                    (66,822)     (66,340)
        Repayment of notes payable and long-term
          obligations                                    (877,005)    (963,248)
                                                         --------    ---------
            Net cash (used in) provided by financing
              activities                                  (30,655)    1,017,560


      Effect of exchange rate changes on cash              (8,279)        1,172
                                                         --------    ----------

        Increase (decrease) in cash and
          marketable securities                          (156,911)      191,656

      Cash and marketable securities:
        At beginning of period                            225,308       108,792
                                                        ---------      --------
        At end of period                                $  68,397     $ 300,448
                                                        =========      ========

      The accompanying notes are an integral part of these financial statements.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   [Unaudited]

1.  Statement of Information Furnished
    ----------------------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the interim periods presented. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 2000 Annual Report on Form 10-K.

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

2.  Current Assets
    --------------
Marketable securities of $14,440,000 ($22,032,000 at October 31, 2000) have maturities of three months or less and are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:

                                                July 31   October 31
    (In thousands)                               2001        2000
    --------------                            ---------   ----------
    Raw materials                               $68,171      $73,064
    Production materials, stores and supplies    81,341       78,824
    Finished and in process goods               260,291      181,396
                                                -------      -------
    Total                                      $409,803     $333,284
                                                =======      =======

If inventories had been valued at current cost, they would have been $561,141,000 in 2001 ($469,456,000 at October 31, 2000).

3.  Net Income Per Common Share
    ---------------------------
Basic earnings per share for all the periods presented have been calculated using the weighted average shares outstanding. In computing diluted earnings per share, incremental shares issuable upon the assumed exercise of stock options have been added to the weighted average shares outstanding. For the three months ended July 31, 2001 and 2000, options of 6.0 million and 3.0 million for the exercise of common stock, respectively, were not included in the calculation of weighted average shares for diluted EPS because their effects would have been antidilutive. For the nine months ended July 31, 2001 and 2000, antidilutive shares of 6.0 million and 2.0 million, respectively, were not included.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   [Unaudited]
4.  Segment Information
    -------------------
   (In millions)                                       Sales
                              ------------------------------
 Quarter ended July 31, 2001
 ---------------------------            Inter-             Operating
                                 Trade  segment      Total  Profit
                                ------ --------    -------  ------
  Packaging                     $571.9  $  0.4      $572.3 $ 46.8
  Rigesa                          37.9       -        37.9    7.3
                                ------  -------     ------- -----
     Packaging total             609.8     0.4       610.2   54.1
                                 -----  ------      ------- -----
  Paper                          243.8     1.2       245.0    8.5
  Chemical                        82.1     4.3        86.4   17.5
  Corporate and other             12.1     6.3        18.4  (44.8)
                                ------  ------      ------ ------
  Total                          947.8    12.2       960.0   35.3
                                ------  ------      ------ ------
  Intersegment eliminations              (12.2)      (12.2)   -
                                -------  ------     ------ -------
  Consolidated totals           $947.8  $     -     $947.8  $35.3
                                 =====   ======     ====== =======



 (In millions)                                     Sales
                              ----------------------------
 Quarter ended July 31, 2000
 ---------------------------             Inter-          Operating
                                 Trade  segment    Total  Profit
                                 -----  -------    -----  ------
  Packaging                     $504.2  $  1.6    $505.8  $ 78.2
  Rigesa                          42.1      -       42.1     9.6
                                ------  -------    ------  -----
     Packaging total             546.3     1.6     547.9    87.8
                                ------  -------    ------  -----
  Paper                          281.1     3.9     285.0    34.6
  Chemical                        82.3     6.0      88.3    16.5
  Corporate and other             18.3     9.6      27.9   (52.4)
                                ------  ------     -----   -----
  Total                          928.0    21.1     949.1    86.5
                                ------  ------     -----   -----
  Intersegment eliminations              (21.1)    (21.1)    -
                                ------  ------     -----   -----
  Consolidated totals           $928.0  $  -      $928.0  $ 86.5
                                 =====  ======    ======  =====



 (In millions)                                     Sales
                              ----------------------------
 Nine-months ended July 31, 2001
 -------------------------------         Inter-             Operating
                                 Trade  segment    Total     Profit
                                 -----  -------    -----    --------
  Packaging                   $1,667.5    $ 1.9   $1,669.4   $135.9
  Rigesa                          20.4        -      120.4     25.2
                              --------  --------   -------   ------
     Packaging total           1,787.9      1.9    1,789.8    161.1
                              --------  -------    -------    -----
  Paper                          737.6      7.4     745.0      37.4
  Chemical                       231.4     15.9     247.3      43.9
  Corporate and other             38.1     23.5      61.6    (125.2)
                              --------   ------   --------   ------
  Total                        2,795.0     48.7   2,843.7     117.2
                              --------   ------   --------   ------
  Intersegment eliminations        -      (48.7)    (48.7)      -
                              ---------  ------   --------   ------
  Consolidated totals         $2,795.0   $  -    $2,795.0   $ 117.2
                               =======   =======  =======   =======



 (In millions)                                     Sales
                              ----------------------------
 Nine-months ended July 31, 2000
 -------------------------------           Inter-           Operating
                                 Trade    segment    Total   Profit
                                -------  ---------  ------- --------
 Packaging                    $1,384.5    $  3.3  $1,387.8   $218.6
 Rigesa                          121.4       -       121.4     19.7
                              --------- --------- ---------  ------
    Packaging Total            1,505.9       3.3   1,509.2    238.3
                              --------  --------- ---------  ------
 Paper                           850.7      16.8     867.5    103.0
 Chemical                        234.7      19.0     253.7     47.5
 Corporate and other              41.0      29.0      70.0   (111.2)
                              --------- --------- --------- -------
 Total                         2,632.3      68.1   2,700.4  $277.6
                               -------  --------- --------- -------
 Intersegment eliminations        -        (68.1)    (68.1)    -
                              --------  --------- --------- -------
 Consolidated totals          $2,632.3  $    -    $2,632.3  $277.6
                               =======   ========  =======  ======

For more information on segments, see Management's Discussion and Analysis and the segment disclosures included in Westvaco's Form 10-K for the year ended October 31, 2000.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   [Unaudited]

5.  Comprehensive Income
    --------------------
Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the periods presented below included foreign currency translation adjustments associated primarily with the company's Brazilian and European operations. There was no tax expense or tax benefit associated with the foreign currency translation items because management believes these amounts to be permanently invested.

(In thousands)                     Three Months Ended       Nine Months Ended
                                        July 31                   July 31
                                  --------------------   ---------------------
                                    2001     2000           2001       2000
                                  -------  -------        --------   --------
Net income                        $28,004  $53,552         $79,819   $165,142
Other comprehensive income (loss):
Foreign currency translation
adjustments                       (16,668)   2,954         (41,019)    13,149
                                  -------- -------        ---------  --------

Comprehensive income (loss)       $11,336  $56,506         $38,800   $178,291
                                  ======== =======         =======   ========


6.  Acquisitions
    ------------
During the second quarter of 2001, the company refined the preliminary allocation of the purchase price of the Mebane Packaging Group, which was acquired in 2000. The result were increases in identifiable intangible assets of $15.9 million and to fixed assets of $20.5 million and credits to goodwill of $22.3 and to deferred taxes of $14.1 million.

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

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   [Unaudited]

7.  Extraordinary Item
    ------------------
Earnings for the nine months of 2000 include an extraordinary charge of $8.8 million, or $.09 per share, from the early retirement of high interest rate debt.

8.  Provision for restructuring
    ---------------------------
During the third quarter of 2001, the company recorded a restructuring charge of $1.6 million due primarily to a salaried workforce reduction at the company's Envelope Division headquarters in Springfield, MA.

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

During the third quarter of 2000, due to an anticipated decline in future sales of folding cartons to U.S. tobacco markets that has not yet occurred, the company reviewed certain long-lived assets in its consumer packaging business for impairment. As a result of the review, production facilities were written down to their fair value using an assets-held-for-use model and a pretax impairment charge of $24.3 million, including $3.3 million of associated goodwill, was recorded in the third quarter of 2000 on the restructuring charges line. The impairment was recorded because undiscounted cash flows were less than the carrying value of the assets prior to the impairment charge.

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


9.  Financial Instruments
    ---------------------
On November 1, 2000, the company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. There was no impact on the company's financial statements due to the adoption of the statement. This statement requires that the fair value of derivatives be recorded as assets or liabilities. Gains

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   [Unaudited]


9.  Financial Instruments (cont'd)
    ---------------------
or losses resulting from changes in the fair value of derivatives would be accounted for currently in earnings or in other comprehensive income, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Prior to the 2001 third quarter the company had no derivative instruments. In the third quarter of 2001, the company initiated the use of an interest rate swap agreement to hedge the interest rate characteristics (risks) of a portion of its outstanding fixed rate debt. The company's goal is to create a prudent balance between fixed and floating rates. The hedge qualifies as a fair value hedge under the SFAS 133 criteria. The company, at inception, formally designates and documents the instruments as hedges of specific underlying exposures, and documents the risk management objective and strategy for each hedge transaction. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a fair value-hedge, along with the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in the current-period earnings. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged.

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


10.  Income Taxes
     ------------
The effective tax rates for the third quarter and nine months ended July 31, 2001 are lower than the comparable 2000 periods principally due to increased utilization of domestic research tax credits and foreign tax credits.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   [Unaudited]


11.  Recently Issued Accounting Pronouncements
     -----------------------------------------
In June 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 141, Business Combinations, which addresses the accounting and reporting for business combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets. The company is still evaluating the impact of the adoption of these two standards, but expects that amortization expense will be significantly lower.

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


12.  Subsequent Events
     -----------------
On August 16, 2001, the company announced the acquisition of privately held Poly-Matrix by its AGI Media Packaging subsidiary. Poly-Matrix has manufacturing operations in Pittsfield, MA, and is North America's largest producer of specialty plastic components for DVD, CD and other entertainment packaging.

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

On August 31, 2001, the company announced that as a result of the competitive pressures caused by the economic slowdown, the strong U.S. dollar and the related sharp increase in imported

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   [Unaudited]


12.  Subsequent Events (cont'd)
     -----------------
paper, it will close its paper mill in Tyrone, PA, and move the mill's production to other, more modern manufacturing operations. The mill employs about 265 people.

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

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------
                  [Unaudited]

RESULTS OF OPERATIONS
---------------------
The continued weakness in U.S. economic activity led to lower demand and weaker pricing for the company's coated papers and certain grades of paperboard. The strong U.S. dollar also affected the company's coated papers markets as lower priced imports put pressure on pricing and increased market supplies. Sales were $947.8 million for the 2001 third quarter compared to $928.0 in the third quarter of 2000, reflecting an increase in volume of 5.6%, offset by a 3.5% decrease in price and product mix. Sales for the first nine months of 2001 totaled $2.8 billion, a 6.2% increase compared to the first nine months of fiscal 2000, reflecting a 6.5% increase in volume, marginally offset by a decrease in price and product mix.

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

Gross profit margins for the third quarter and nine months of 2001 were 18% and 19%, respectively, compared with 23% for both prior year periods, reflecting lower prices for some of our paper and paperboard grades, higher energy, pulpwood and maintenance costs and market-related downtime. Increased energy costs were $8 million, or 16%, higher in the third quarter of 2001 compared with the third quarter of 2000. In response to higher energy prices, the company switched to alternative fuels where possible. Third quarter and nine months 2001 operating results also benefited from an increase from the comparable 2000 period in non-cash pension credits of $6.7 million and $20.1 million, respectively, reflecting cumulative favorable investment returns on pension plan assets.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------
                                   [Unaudited]


PACKAGING                       Three Months Ended       Nine Months Ended
---------                           July 31                  July 31
(in millions)                   2001      2000           2001      2000
                               ------    ------         ------    ------
Sales                          $610.2    $547.9       $1,789.8  $1,509.2
Operating profit                 54.1      87.8          161.1     238.3


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

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------
                                   [Unaudited]


PAPER                         Three Months Ended      Nine Months Ended
-----                              July 31                July 31
(in millions)                   2001      2000         2001      2000
                               ------    ------       ------    ------
Sales                          $245.0    $285.0       $745.0    $867.5
Operating profit                  8.5      34.6         37.4     103.0


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


CHEMICALS                     Three Months Ended      Nine Months Ended
---------                         July 31                July 31
(in millions)                  2001      2000         2001       2000
                              ------    ------       ------     ------
Sales                          $86.4     $88.3        $247.3   $253.7
Operating profit                17.5      16.5          43.9     47.5


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

OTHER ITEMS
-----------
Compared to last year's results, other income decreased in the third quarter and nine months of 2001 due primarily to lower interest income while gains on land sales were marginally higher. Other income for the nine months also includes a gain of $.03 per share from the sale of a real

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   [Unaudited]
OTHER ITEMS (cont'd)
-----------
estate lease in New York City. The company expects pretax gains from land sales to be approximately $35 million for the full fiscal year 2001 compared to $27.1 million in 2000. For the third quarter, depreciation and amortization and interest expense increased by $6.0 million and $3.7 million, respectively, compared to the third quarter of 2000, primarily due to acquisition activity. Selling, research and administrative expense increases for the third quarter and nine months reflect the effects of acquisitions, investments to support a stronger technology platform, and the development of new business initiatives. The effective tax rates were 20.7% and 31.9% for the third quarter and nine months, respectively, compared to 38.1% and 37.3% for the 2000 periods, reflecting a $5.3 million, or $.05 per share, benefit resulting from increased utilization of domestic research tax credits and foreign tax credits. The company expects to record an additional net tax benefit in the fourth quarter of approximately $4 million due to the resolution of prior year domestic audits, partially offset by Brazilian tax changes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

GENERAL
-------
The company is committed to the maintenance of a sound, conservative capital structure. This commitment is based upon two considerations: the obligation to protect the underlying interests of its shareholders and lenders and the desire to have access, at all times, to all major financial markets. The combination of maturing short-term debt and the structure of long-term debt will be managed to minimize liquidity risk.

OPERATING ACTIVITIES
--------------------
At July 31, 2001 and October 31, 2000, the ratios of current assets to current liabilities were 1.5 and 1.9, respectively. Cash flows from operations totaled $144.0 million for the nine months ended July 31, 2001, compared to $429.6 million for the comparable 2000 period. The decrease in net cash from operating activities primarily reflects the decrease in net income for the nine-month period, an increase in inventories due to weaker markets, and a decrease in accounts payable and accrued expenses at July 31, 2001 from October 31, 2000.

INVESTMENT ACTIVITIES
---------------------
New investment in plant and timberlands, excluding acquisitions, totaled $221.7 million for the first nine months of 2001, which included $132.4 million in the packaging segment, $29.5 million in the paper segment, $10.1 million in the chemical segment and $49.7 million in the other nonreportable segment. This increased level of capital spending is mainly due to postponement in the prior year of capital projects scheduled to be completed in that year. As part of its program to improve return on investment, Westvaco plans to continue to hold annual capital spending below annual depreciation and amortization levels over the next few years. Total capital expenditures, including expenditures for environmental control equipment and facilities, are expected to approximate $300 million in 2001. At July 31, 2001, the amounts committed to complete all authorized capital projects were approximately $243.1 million. These expenditures will be used to support the company's current primary production capacity levels and address the requirements of consumer packaging facilities to satisfy anticipated customer needs.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   [Unaudited]
FINANCING ACTIVITIES
--------------------
The company maintains a $500 million revolving credit agreement. There was no borrowing under this arrangement during the current period, except for the support of commercial paper borrowings, which were $35 million at July 31, 2001. The revolving credit agreement contains financial covenants limiting the ratio of debt to capitalization to .55 to 1. The ratio of debt to total capital was 46% at July 31, 2001 and October 31, 2000. In February 2001, the company issued $300 million of 7.95% thirty-year notes to repay commercial paper and to fund working capital and other general requirements. At July 31, 2001, Westvaco had $161.5 million of short-term borrowing outstanding, compared to $30.1 million at October 31, 2000 and $125.8 million at this time last year. Short term borrowings at July 31, 2001 included maturities of long term debt of $100 million. The highest amount of short-term borrowing outstanding during the three months ended July 31, 2001 and 2000 was $161.5 million and $125.8 million, respectively. The average amount of short-term borrowing outstanding during the three months ended July 31, 2001 and 2000 was $148.2 million and $54.8 million, respectively. The average interest rate for these borrowings was 7.9% for 2001 and 8.4% for 2000.

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

ACQUISITIONS
------------
During the second quarter of 2001, the company refined the preliminary allocation of the purchase price of the Mebane Packaging Group, which was acquired in 2000. The result were increases in identifiable intangible assets of $15.9 million and to fixed assets of $20.5 million and credits to goodwill of $22.3 and to deferred taxes of $14.1 million.

During the third quarter of 2001 the company completed, in a series of transactions, its previously disclosed acquisition of a 90% interest in Alfred Wall AG and related assets, one of Europe's leading suppliers of packaging for a wide range of consumer products. The company used existing cash of $45 million and approximately 1.5 million shares of the company's common stock, with an assured value of $35 per share, to fund the purchase price of $99 million, net of debt assumed. The acquisition was accounted for using the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the company based on information currently available and on current assumptions as to future operations. Accordingly, the assets and liabilities of the acquired businesses are included in the consolidated balance sheet at July 31, 2001. The purchase price allocation for
                                       16

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   [Unaudited]


ACQUISITIONS (cont'd)
------------
this acquisition is preliminary and further refinements are likely to be made upon completion of final valuation studies. Related goodwill of approximately $39 million, which represents the excess of purchase price over fair value of net tangible and intangible assets acquired, is amortized on a straight-line basis over 40 years, which is the expected period to be benefited. Results for the third quarter of fiscal 2001 include six weeks of contribution from Alfred Wall AG.

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


SPECIAL ITEMS INCLUDING RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS
----------------------------------------------------------------------
On August 31, 2001, the company announced that as a result of the competitive pressures caused by the economic slowdown, the strong U.S. dollar and the related sharp increase in imported paper, it will close its paper mill in Tyrone, PA, and move the mill's production to other, more modern manufacturing operations. The mill employs about 265 people. On September 6, 2001 the company announced that in order to streamline the company's packaging operations, it will close packaging plants in Richmond, VA, and Memphis, TN, by mid-November. The plants produce packaging for a wide variety of consumer products. The products and services at these plants will continue to be produced at other Westvaco locations. The company's actions will affect approximately 350 employees in Richmond and 80 in Memphis. Closing the paper mill, restructuring consumer packaging operations and other planned actions will result in an estimated $65 million pretax charge against fiscal fourth quarter earnings. This charge primarily reflects the writedown of long-lived assets, involuntary employee terminations and other exit costs. The

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   [Unaudited]

SPECIAL ITEMS INCLUDING RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS (cont'd)
-------------------------------------------------------------------------------
company expects that these actions covered by the charge will result in about $60 million a year in pretax annual savings.

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

During the third quarter of 2000, due to an anticipated decline in future sales of folding cartons to U.S. tobacco markets that has not yet occurred, the company reviewed certain long-lived assets in its consumer packaging business for impairment. As a result of the review, production facilities were written down to their fair value using an assets-held-for-use model and a pretax impairment charge of $24.3 million, including $3.3 million of associated goodwill, was recorded in the third quarter of 2000 on the restructuring charges line. The impairment was recorded because undiscounted cash flows were less than the carrying value of the assets prior to the impairment charge.

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

ACCOUNTING CHANGES
------------------
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which addresses the accounting and reporting for business combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets. . The company is still evaluating the impact of the adoption of these two standards, but expects that amortization expense will be significantly lower.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   [Unaudited]


ACCOUNTING CHANGES (cont'd)
------------------
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and in June 2000, issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. These new standards require companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair value of those derivatives would be accounted for based on the use of the derivative and whether the instrument qualified for hedge accounting, as defined in SFAS 133 and SFAS 138. The company adopted SFAS 133 and SFAS 138 on November 1, 2000, the first day of fiscal 2001. On that date no derivative financial instruments were outstanding. There was no impact on the company's financial statements due to the adoption of the statement. The company intends to have limited involvement with derivative financial instruments to manage foreign exchange risks. Forward foreign exchange contracts may be used to hedge the impact of fluctuations of foreign exchange on U.S. export sales denominated in foreign currencies.

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


ENVIRONMENTAL MATTERS
---------------------
The company strives to maintain compliance with all environmental regulations issued by federal, state and local authorities in the United States as well as regulatory authorities with jurisdiction over its foreign operations. The company has made, and expects to continue to make, significant capital expenditures to comply with water, air and solid and hazardous waste and other environmental laws and regulations. During nine months of 2001, expenditures for environmental projects were $18 million. The company anticipates that environmental capital expenditures will approximate $7 million for the remainder of fiscal year 2001 and approximately $40 million in 2002. The cost of these projects is included in the capital expenditure information set forth above in total capital expenditures for the company. The company anticipates that there will continue to be significant capital expenditures associated with a range of pollution control regulations. The

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   [Unaudited]

ENVIRONMENTAL MATTERS: (cont'd)
----------------------
amount of future capital expenditures for environmental control facilities will depend on changing laws and regulations and technological advances. In the opinion of Westvaco's management, environmental protection requirements are not likely to materially adversely affect the company's competitive industry position since other domestic companies are subject to similar requirements, nor are they likely to affect the company's overall financial condition, results of operations or liquidity. A portion of the anticipated environmental capital expenditures will be in connection with the company's implementation of the Cluster Rule, issued by EPA in April 1998. The Cluster Rule regulations established new requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met by the year 2006. While the company has taken major steps to implement the Cluster Rule, we currently anticipate related expenditures of approximately $80 million over the next five years. Additional operating expenses will be incurred as capital installations required by the Cluster Rule are put into service. Environmental organizations are challenging the Cluster Rule in the U.S. Court of Appeals. Westvaco and other companies are participating in that litigation. If the legal challenge by environmental organizations to the regulations is successful, the company currently estimates that it could face additional compliance costs of up to $150 million over the next several years.

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

The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has previously accrued approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. In addition, the company is involved in the remediation of certain other than CERCLA sites and has previously accrued approximately

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   [Unaudited]


ENVIRONMENTAL MATTERS: (cont'd)
----------------------
$12 million for remediation of these sites. Payments related to cleanup at existing and former operating sites and CERCLA sites were not material to the company's liquidity during the first half of 2001 and are not expected to be material for the remainder of the year.

In July 2001, EPA announced its intention to revise its regulations with respect to total maximum daily load ("TMDL") for pollutants in water bodies determined to be water-quality impaired. At the current time, the company is unable to determine the financial impact of the TMDL regulations on Westvaco because not all of the streams that will be deemed to be impaired have been identified.

Forward-looking statements
--------------------------
Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed, or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of Mead and Westvaco to integrate successfully and achieve the anticipated benefits of the transaction; competitive pricing for each company's products; changes in raw materials; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the U.S. and international economies, especially in Asia and Brazil; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; and currency movements. Mead and Westvaco undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in each company's reports filed with the SEC.

Westvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. One is advised, however, to consult any further disclosure the company makes on related subjects its reports filed with the SEC.

                              WESTVACO CORPORATION
                      and Consolidated Subsidiary Companies

                          PART II. OTHER INFORMATION


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
The company's financial market risk arises from fluctuations in interest rates and foreign currency exchange rates. No material changes occurred during the quarter to information previously provided in the company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.


Item 1. Legal Proceedings
-------------------------
In April 1999, EPA, Region III, issued Notices of Violation to seven paper industry facilities, including the company's Luke, MD, mill, alleging violation of EPA's Prevention of Significant Deterioration (PSD) regulations under the Clean Air Act requiring special permitting and emissions evaluation prior to industrial expansion. On August 28, 2000, an enforcement action in federal district court in Maryland was brought against the company which charges these violations and addresses capital projects at the mill carried out in the 1980s. The action alleges that the company did not obtain PSD permits or install required pollution controls, and seeks penalties of $27,500 per day for each claimed violation together with the installation of control equipment. The company strongly disagrees with EPA's allegations of Clean Air Act violations by the company and is vigorously defending this action. On April 23, 2001, the Court granted the company's Motion for Partial Dismissal and dismissed the government's claims for civil penalties under the major counts of the complaint. The Court held that these significant penalties were barred by the applicable statute of limitations.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
 (a)   Exhibits:
       10. Westvaco Corporation Deferred Compensation Plan for Non-Employee Directors

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


Item 6. EXHIBITS AND REPORTS ON FORM 8-K (cont'd)
----------------------------------------


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


          WESTVACO CORPORATION
          (Registrant)


          December 21, 2001    /s/ Karen R. Osar
                               --------------------------------
                               Karen R. Osar
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)