Form 10-K
period 2001-10-31
WESTVACO CORP
filed 2002-01-22
CIK 106498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001
COMMISSION FILE NUMBER 1-3013
Westvaco Corporation
(Exact name of registrant as specified in its charter)

Delaware	One High Ridge Park
(State of incorporation)	Stamford, CT 06905
Telephone 203-461-7400
13-1466285	(Address and telephone number of
(I.R.S. Employer Identification No.)	registrant's principal executive offices)

Securities Registered Pursuant To Section 12(b) Of The Act:

Name of each exchange
Title of each class	on which registered
Common Stock- $5 par value	New York Stock Exchange
Chicago Stock Exchange
Pacific Stock Exchange

Preferred Stock Purchase Rights	New York Stock Exchange
Chicago Stock Exchange
Pacific Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No _____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

At October 31, 2001, the latest practicable date, the number of shares of common stock outstanding and aggregate market value of voting common stock held by nonaffiliates were 102,418,688 and $2,542,031,836, respectively.

Part I

Item 1. Business

General
Westvaco Corporation, a Delaware corporation, was incorporated in 1899 as West Virginia Pulp and Paper Company. Westvaco is a producer of packaging, paper and specialty chemicals. Westvaco serves customers in more than 70 countries with operations in North America, Latin America, Europe and Asia. Westvaco produces paper and paperboard to convert into a variety of packaging products. Westvaco is also a leading global supplier of packaging for consumer products markets.

Westvaco also manufactures a variety of specialty chemicals, sells timber from its forestlands, is engaged in land development and produces lumber. The term "Westvaco" or "the company" includes Westvaco Corporation and its consolidated subsidiaries unless otherwise noted.

Business segments
The company's principal business segments are the manufacture of (1) packaging products, (2) paper products, and (3) chemicals. A more detailed description of the company's segments, including financial information, is contained in Note S to the consolidated financial statements beginning on page II-40.

Current year developments
On August 29, 2001, the company and The Mead Corporation (Mead) announced that they had agreed to a merger of equals creating a global company to be called MeadWestvaco Corporation, with leading positions in packaging, coated and specialty papers, consumer and office products, and specialty chemicals. Under the terms of the transaction, Mead shareholders will receive one share of MeadWestvaco stock for each share of Mead stock held, and Westvaco shareholders will receive 0.97 share of stock of MeadWestvaco stock for each share of Westvaco stock held. Mead shareholders will also receive a cash payment of $1.20 per share at closing. The merger is structured as a stock-for-stock exchange, and will be accounted for as a purchase of Mead by Westvaco under the recent guidelines for business combinations. The transaction has been approved by the Boards of Directors of both companies. The transaction remains subject to shareholder approval at special meetings that have been called by both companies for January 28, 2002.

The company closed its paper mill in Tyrone, PA, in October 2001, and moved the mill's production to other, more modern manufacturing operations, with the anticipation of further relocating some of the production to Mead's facilities upon closing of the merger. The action reflects the competitive pressures caused by the economic slowdown and the strong U.S. dollar and related sharp increase in imported paper volumes. The mill employed about 265 people. In November 2001 the company closed packaging plants in Richmond, VA, and Memphis, TN, in order to streamline the company's consumer packaging operations. The plants produced packaging for a wide variety of consumer products. The products and services at these plants will continue to be produced at other Westvaco locations. The company's actions affected approximately 350 employees in Richmond and 80 in Memphis.

During the third quarter of 2001 the company completed, in a series of transactions, its previously disclosed acquisition of a 90% interest in Alfred Wall AG ("Wall") and related assets. Wall is a leading European supplier of a wide range of consumer packaging based in Graz, Austria. Wall has six packaging plants in Austria, the United Kingdom, Germany and Poland.

Marketing and distribution
The principal markets for Westvaco's products are in the United States, Brazil, Europe and Asia. Sales to customers outside the United States made up approximately 25% of Westvaco's total sales in 2001, 22% in 2000 and 24% in 1999. Substantially all products are sold through the company's own sales force. Westvaco maintains sales offices in key cities throughout the world.

Forest resources
The principal raw material used in the manufacture of paper, paperboard and pulp is wood. Westvaco's strategy, based on the location of its mills and the composition of surrounding forestland ownership, is to provide a portion of its wood fiber from company-owned land and to rely on private woodland owners and sawmill residues for substantial quantities of wood. Westvaco owns 1,378,000 acres of forestland with approximately 1,068,000 in the South and Middle Atlantic United States, 190,000 acres in the Central United States and approximately 120,000 acres in southern Brazil (more than 2,000 miles from the Amazon rainforests.) Westvaco's Cooperative Forest Management Program (CFM) provides an additional source of wood fiber from the 1,382,000 acres owned by participating landowners and managed with assistance from Westvaco foresters. Westvaco furnished 32% in 2001 and 2000 and 39% in 1999 of its wood requirements from company-owned land. An additional 6% in 2001 and 2000 and 8% in 1999 was purchased from landowners in the CFM Program. The remainder was purchased from other private landowners and sawmills by mill wood procurement organizations. The company has no reason to expect that these sources will be unable to furnish adequate wood supply in the future. Westvaco has the capacity to supply 100% of the wood for its Brazilian mills from company plantations.

Westvaco forests include plantations, natural stands and fiber farms. The inventory of growing trees, the basis for volume production, has increased steadily over the last decade in spite of a steady rise in the volume of wood harvested. As a result of land sales during the past year, the total inventory has decreased. Additionally, as part of the company's strategic review of its timberland holdings, the company has decided to reduce its U.S. land base of 1.3 million acres by approximately 330,000 acres over the next several years. These parcels are not strategically significant to Westvaco due to their location in areas where the company otherwise has a sufficient, secure, long-term, low-cost fiber supply for its mills.

Patents
Westvaco has foreign and domestic patents as a result of its research and product development efforts and is the owner of registered trademarks for its products. Although in the aggregate, its patents and trademarks are of material importance to Westvaco's business, the loss of any one or any related group of such intellectual property rights would not have a material adverse effect on the financial position, results of operation or liquidity of the company.

No single patent or related group of patents is deemed to be material to Westvaco. Westvaco holds patents in each of its principal business segments (packaging products, paper products and chemicals).

Competition
Westvaco operates in very competitive domestic and foreign markets. Westvaco's strategy is to develop distinctive and innovative products and services for its customers in the United States and world markets. There are many large, well-established and highly competitive manufacturers operating in these markets as well. The company competes principally through:

  quality;
  value-added products and services;
  customer service;
  innovation;
  technology; and
  product design and price.

For example the company considers value-added products and services in the packaging business to be: package design, development and performance products and services which offer packaging solutions across the entire supply chain for customers through special programs and approaches devised by the company's packaging professionals.

The company's business is affected by a range of macroeconomic conditions, such as:

  industry capacity;
  industry consolidations;
  global competition;
  economic growth in the U.S. and abroad; and
  currency exchange rates.

Research
Westvaco operates three corporate research facilities at Laurel, MD, North Charleston, SC, and Covington, VA as well as a forest science laboratory in Summerville, SC. The corporate research facilities provide process and product support for our manufacturing operations. Forest research conducted in Summerville and at satellite centers in Wickliffe, KY, Rupert, WV, and Tres Barras, State of Santa Catarina, Brazil, is focused on biotechnology, genetics, tree nutrition, regeneration, stand management, environmental protection and forest measurements. The goal of the company's research efforts is increased timber and fiber production on a sustainable basis, as well as new product innovation and process enhancements.

The company incurred $47.5 million in 2001, $49.5 million in 2000 and $47.3 million in 1999 of research and development costs. Substantially all of the research projects are company sponsored. Approximately 220 scientists were employed in research and development activities. The company is seeking to take commercial advantage of its forestry research abilities through new initiatives to develop and market forestry technology and systems.

Environmental protection
Westvaco is subject to federal and state environmental laws and regulations in all jurisdictions in which it has operating facilities. Compliance with these requirements involves the diversion of capital from production facilities and increases operating costs. In the opinion of Westvaco's management, environmental protection requirements are not likely to adversely affect the company's competitive industry position since other domestic companies are subject to similar requirements, nor are they likely to materially affect the company's overall financial condition, results of operations or liquidity. A portion of the anticipated environmental capital expenditures will be in connection with the company's implementation of the Cluster Rule, issued by EPA in April 1998. The Cluster Rule regulations established new requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met by the year 2006. Compliance with the Cluster Rule requires new and existing integrated pulp and paper mills to install control devices to limit the release of certain pollutants into the air and water. Additionally, the Cluster Rule establishes testing methods for 12 chemical compounds that must be measured in the mills' air emissions and water discharges. While the company has taken major steps to implement the Cluster Rule, we currently anticipate related capital expenditures of approximately $80 million over the next five years. Additional operating expenses will be incurred as capital installations required by the Cluster Rule are put into service. Environmental organizations are challenging the Cluster Rule in the U.S. Court of Appeals. Westvaco and other companies are participating in that litigation. If the legal challenge by environmental organizations to the regulations is successful, the company could face additional capital compliance expenditures of up to $150 million over the next several years.

Westvaco is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. In addition, the company is involved in the remediation of certain other than CERCLA sites and has accrued approximately $12 million for remediation of these sites. Payments related to cleanup at existing and former operating sites and CERCLA sites were not material to the company's liquidity during 2001 and are not expected to be material in 2002.

In July 2001, EPA announced its intention to revise its regulations with respect to total maximum daily load ("TMDL") for pollutants in water bodies determined to be water-quality impaired. At the current time, the company is unable to determine the financial impact of the TMDL regulations on Westvaco because not all of the streams that will be deemed to be impaired have been identified.

An additional environmental matter relating to the company's compliance with the EPA's Prevention of Significant Deterioration (PSD) regulations, is set forth in Part I, Item 3, "Legal proceedings," "Other matters."

Employees

At October 31, 2001, Westvaco employed approximately 17,530 persons. Of this group, 7,740 domestic employees and 2,080 employees of Rigesa, Ltda. ("Rigesa"), Westvaco's Brazilian subsidiary, are represented by various labor unions under collective bargaining agreements. Most of the company's European facilities have separate house union agreements or series of agreements specific to the workforce at such facility. Westvaco believes its labor relations are good.

International operations
Operations outside the United States are conducted through subsidiaries located in Austria, Brazil, the Czech Republic, Germany, Ireland, Poland, The Netherlands and the United Kingdom. The company's sales that were attributable to domestic operations were 89% in 2001, 94% in 2000 and 1999. The company's sales that were attributable to foreign operations were 11% in 2001, 6% in 2000 and 1999. Export sales from Westvaco's U.S. operations made up approximately 14% of Westvaco's 2001 sales, 15% of 2000 sales and 17% of 1999 sales. While there are risks inherent in foreign investments, Westvaco does not believe at this time that such risks are material to its overall business prospects. For more information about domestic and foreign operations, see Note S to the consolidated financial statements beginning on page II-40.

Rigesa, our Brazilian subsidiary, is one of that country's leading suppliers of corrugated containers, and operates two paperboard mills, four corrugated box plants and a consumer packaging plant. Rigesa is one of the few paper companies in Brazil that is integrated from the forests to the markets. This fact, combined with technology drawn from Westvaco's U.S. experience, has provided Rigesa with a history of high-quality products. Over the past five years, Rigesa sales have grown at a compound annual rate of 7% in local currency as well as growth in product shipped of 3%. Rigesa accounted for approximately 16% of the packaging segment operating profit in 2001.

Westvaco operates consumer packaging plants throughout Europe and is an international designer, manufacturer and marketer of high-end, value-added specialty printed materials and packaging for various consumer products markets. Through its creative design work, specialized manufacturing techniques and diverse printing capabilities, the company offers innovative specialty packaging solutions for customers that seek to differentiate their products in the retail marketplace. In addition, the company offers its products using a unique blend of materials including paper, paperboard and injection-molded plastic.

Item 2. Properties

The location of Westvaco's production facilities and their principal products in each business segment as of October 31, 2001, were as follows:

Packaging
Paperboard mills
Covington, Virginia	Evadale, Texas
North Charleston, South Carolina	Tres Barras, Santa Catarina, Brazil
Valinhos, Sao Paulo, Brazil

Extrusion and converting plants
Low Moor, Virginia	Silsbee, Texas

Consumer packaging plants
Birmingham, United Kingdom	Bydgoszcz, Poland
Caguas, Puerto Rico (Leased)	Chatham, New Jersey
Cleveland, Tennessee	Corby, United Kingdom
Crimmitschau, Germany	Dresden, Germany
Dublin, Ireland (Leased)	Enschede, The Netherlands
Franklin Park, Illinois (Leased)	Freden, Germany
Garner, North Carolina	Graz, Austria
Greenville, Mississippi	Grover, North Carolina
Haarlem, The Netherlands	Jacksonville, Illinois
Kearny, New Jersey	Krakow, Poland
Littlehampton, United Kingdom (Leased)	London, United Kingdom (Leased)
Louisa, Virginia (Leased)	Louisville, Kentucky
Mebane, North Carolina	Melrose Park, Illinois (Leased)
Newark, Delaware	Norwich, Connecticut
Pittsfield, Massachusetts	Richmond, Virginia
Salzburg, Austria (Leased)	Slough, United Kingdom
Svitavy, Czech Republic	Swindon, United Kingdom (Leased)
Uden, The Netherlands (Leased)	Valinhos, Sao Paulo, Brazil
Warrington, Pennsylvania (Leased)

Lumber mill
Summerville, South Carolina

Corrugated box plants
Blumenau, Santa Catarina, Brazil	Manaus, Amazonas, Brazil
Pacajus, Ceara, Brazil	Valinhos, Sao Paulo, Brazil

Paper

Paper mills
Luke, Maryland	Wickliffe, Kentucky

Envelope plants
Atlanta, Georgia	Dallas, Texas
Enfield, Connecticut	Indianapolis, Indiana
Kenosha, Wisconsin	Los Angeles, California
Springfield, Massachusetts	Williamsburg, Pennsylvania
Worcester, Massachusetts (Leased)

Chemicals

Specialty chemical plants
Covington, Virginia	DeRidder, Louisiana
North Charleston, South Carolina	Wickliffe, Kentucky

Other

Forestry centers
Rupert, West Virginia	Summerville, South Carolina
Tres Barras, Santa Catarina, Brazil	Wickliffe, Kentucky

Research facilities
Covington, Virginia	Laurel, Maryland
North Charleston, South Carolina	Summerville, South Carolina

Capacity and production
Capacity estimates are based on the expected operations and product mix of each of the locations. Whether these estimates can in practice be attained or exceeded is dependent upon a variety of factors such as actual product mix, quantity and timing of production runs, required maintenance time and labor conditions. The company's mills are a significant source of supply for the paper and paperboard needs of the converting plants, which produce a variety of consumer packaging, corrugated boxes and envelopes. During fiscal 2001, the mills supplied approximately 53% of the paper and paperboard needs of the converting plants. All of the company's production facilities are in good operating condition and have sufficient capacity to meet current production requirements.

Leases
See Note L to the consolidated financial statements beginning on page II-30 for financial data on leases. Substantially all of the leases of production facilities contain options to purchase or renew for future periods.

Forest resources
Westvaco owns 1,378,000 acres of forestland with approximately 1,068,000 in the South and Middle Atlantic United States, 190,000 acres in the Central United States and approximately 120,000 acres in southern Brazil (more than 2,000 miles from the Amazon rainforests.)

Other information
A limited number of Westvaco facilities are owned, in whole or in part, by municipal or other public authorities pursuant to standard industrial revenue bond financing arrangements and are accounted for as property owned by Westvaco. Westvaco holds options under which it may purchase each of these facilities from such authorities by paying a nominal purchase price and assuming the indebtedness owing on the industrial revenue bonds at the time of the purchase.

The company owns in fee all of the mills, plants and forestlands listed in Item 2, except leased facilities, denoted above, and pending purchases.

Westvaco's mills, plants and related machinery and equipment are considered by the company to be well maintained and in good operating condition.

Item 3. Legal proceedings

The Cluster Rule regulations, issued by EPA in April 1998, established new requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met by the year 2006. While the company has taken major steps to implement the Cluster Rule, we currently anticipate related capital expenditures of approximately $80 million over the next five years. Additional operating expenses will be incurred as capital installations required by the Cluster Rule are put into service. Environmental organizations are challenging the Cluster Rule in the U.S. Court of Appeals. Westvaco and other companies are participating in that litigation. If the legal challenge by environmental organizations to the regulations is successful, the company could face additional capital compliance expenditures of up to $150 million over the next several years.

The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. In addition, the company is involved in the remediation of certain other than CERCLA sites and has accrued approximately $12 million for remediation of these sites.

In April 1999, EPA, Region III, issued Notices of Violation to seven paper industry facilities, including the company's Luke, MD, mill, alleging violation of EPA's Prevention of Significant Deterioration (PSD) regulations under the Clean Air Act requiring special permitting and emissions evaluation prior to industrial expansion. On August 28, 2000, an enforcement action in Federal District Court in Maryland was brought against the company which charges these violations and addresses capital projects at the mill carried out in the 1980s. The action alleges that the company did not obtain PSD permits or install required pollution controls, and sought penalties of $27,500 per day for each claimed violation together with the installation of control equipment. The company strongly disagrees with EPA's allegations of Clean Air Act violations by the company and is vigorously defending this action. On April 23, 2001, the Court granted the company's Motion for Partial Dismissal and dismissed the government's claims for civil penalties under the major counts of the complaint. The Court held that these significant penalties were barred by the applicable statute of limitations.

Item 4. Submission of matters to a vote of security holders
There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended October 31, 2001.

Part II

Item 5. Market for the registrant's common stock and related security holder matters

(a)	Market and price range of common stock
The company's common stock has traded on the New York, Chicago and Pacific Stock Exchanges under the symbol W. The New York Stock Exchange is the principal market on which the common stock is traded.
STOCK PRICES	2001		2000
	High	Low	High	Low
First	$30.63	$25.00	$34.75	$26.00
Second	27.65	22.70	34.50	25.63
Third	27.60	23.15	34.75	24.44
Fourth	32.10	22.68	29.94	24.06

This table reflects the range of market prices of Westvaco common stock as quoted in the New York Stock Exchange Composite Transactions. The New York Stock Exchange is the principal market in which the securities are traded.

(b)	Approximate number of common shareholders

At October 31, 2001, the number of shareholders of record of Westvaco common stock was approximately 6,370. In addition, there were 12,700 current or former employees of the company who were Westvaco shareholders by virtue of their participation in the company's savings and investment plans.

(c)	Dividends
The company's record of uninterrupted quarterly cash dividends extends 106 years.
DIVIDENDS PER SHARE	2001	2000
First	$.22	$.22
Second	.22	.22
Third	.22	.22
Fourth	.22	.22
Year	$.88	$.88

Pursuant to the Agreement and Plan of Merger dated August 28, 2001, by and among MW Holding Corporation, Michael Merger Sub corporation, William Merger Sub Corporation, The Mead Corporation ("Mead") and, the company may not pay any dividends other than its regular quarterly cash dividend of $0.22 per share, payable on shares of the company's common stock, consistent with past practices. These restrictions will terminate on the earlier of (i) the effectiveness of the merger with Mead, or (ii) any termination of the merger agreement by any party thereto in accordance with its terms. A copy of the Merger Agreement is included as Exhibit to the Registration Statement on Form S-4 of MW Holding, Corporation filed with the SEC on October 5, 2001, File No. 333-71124.

Item 6. Selected financial data

Information required by this item is included under the caption "Eleven-Year Comparison" beginning on page II-47 under Item 8 of this Form 10-K.

Item 7.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

  Results of Operations

Sales for fiscal 2001 were $3.94 billion compared to $3.86 billion for fiscal 2000, reflecting an increase in volume of 4.4%, offset by a 2.4% decrease in price and product mix. As a result of current weak economic conditions, the company, through market related downtime, reduced production by 194,000 tons, to manage production and overall inventory levels. Due to the U.S. recession, demand and pricing for the company's coated papers and certain grades of paperboard declined. The strong U.S. dollar also affected the company's coated papers markets as the resulting competitiveness of imports affected pricing and volumes in coated papers.

Net income from operations in fiscal 2001 was $88.2 million, or $.87 per share, compared to $245.9 million, or $2.44 per share for fiscal 2000. Earnings for fiscal 2001 included a pre-tax restructuring charge of $56.9 million, or $.35 per share after-tax, due to fixed asset writedowns, employee terminations and other exit costs, primarily related to the closings of the company's fine papers mill in Tyrone, PA and consumer packaging plants in Richmond, VA and Memphis, TN. Fiscal 2001 also includes a $.10 per share benefit resulting from increased utilization of domestic research and foreign tax credits and the resolution of prior years tax issues and a gain of $5.2 million, or $.03 per share after-tax, from the sale of a real estate lease in New York City. Earnings for fiscal 2000 included a pretax restructuring charge of $27.2 million, or $.18 per share after-tax, resulting primarily from a writedown of assets due to the anticipated decline in future sales of folding cartons to domestic tobacco markets, a pretax gain of $11.2 million, or $.07 per share after-tax, from the sale of a liquid packaging plant previously written down as part of the restructuring charge in 1999, an after-tax extraordinary charge of $8.8 million, or $.09 per share, from the early retirement of higher interest rate debt and an after-tax gain of $3.6 million, or $.04 per share after-tax, from the sale of the company's interest in a joint venture in China.

Due to the effects of the strong U.S. dollar, the company's export sales from the United States decreased 4.8% to $562.4 million, compared to fiscal 2000, and accounted for approximately 14% of the company's consolidated sales due primarily to a decrease in price and product mix. Total sales outside of the United States, including sales of the company's foreign operating subsidiaries, increased 22% from the prior year largely due to acquisitions, and accounted for approximately 25% of consolidated sales.

Gross profit margin for the year was 18% compared with 22% for the prior year, reflecting lower prices for some of our paper and paperboard grades, and higher energy and pulpwood costs. Earnings for the year also reflect the effect of market related downtime of approximately 194,000 tons, or $59 million, compared to only 12,000 tons, or $2 million, in the prior year. In addition, the current year's earnings reflect the impact of a LIFO (last in-first out) charge of $2.9 million, compared to a charge of $17.0 million in the prior year. Increasing energy costs negatively impacted our manufacturing costs and reduced our operating profits. Energy costs were 19% higher for the year compared with the prior year. In response to higher energy prices, the company switched to alternative fuels where possible. Depreciation and amortization increased by 11% largely due to acquisitions in the current year as well as in fiscal 2000 where they were included for only a portion of the year. Fiscal year 2001 operating results also benefited from an increase in non-cash pension credits of $26.9 million, reflecting cumulative favorable investment returns on pension plan assets. The company anticipates that earnings in fiscal year 2002 will benefit from an increase in non-cash pension credits of $2.6 million to approximately $138 million before tax.

Unless otherwise indicated, all earnings per share information relates to basic and diluted; see Notes to Consolidated Financial Statements.

Packaging (in millions)	2001	2000	1999
Sales	$2,503.2	$2,264.6	$1,542.3
Operating profit	196.1	351.2	190.5

Sales for the packaging segment increased 10.5% from the prior year due to the acquisitions of AGI (formerly known as IMPAC), which was acquired in the third quarter 2000, and Alfred Wall AG, which was acquired in the third quarter of 2001. Volume for the segment increased 13.8% and price and product mix decreased by 3.3%. Operating profit for the packaging segment for 2001 decreased by 44% from the prior year to $196.1 million, reflecting the weaker economy and increased energy costs, as well as lower demand and prices for some bleached and unbleached paperboard. Responding to market conditions, the company took downtime at the Charleston, SC, Covington, VA, and Evadale, TX mills of about 174,000 tons with an estimated negative impact on annual earnings of $48 million before taxes. An additional 17,000 tons of downtime was taken in August due to a manufacturing interruption at the Evadale mill but the production rate was fully recovered by September. For the coming year, the company plans to take about 25,000 tons of market related downtime in the first quarter of 2002, which is expected to negatively impact segment quarterly profit by about $6 million before taxes. Additional downtime of approximately 30,000 tons will be taken in the first quarter by the temporary shutdown of four machines at the Evadale mill to make necessary manufacturing improvements. The downtime is expected to reduce segment quarterly profit by about $10 million before taxes.

During 2001, approximately 15% of packaging segment sales were made to the tobacco industry for packaging tobacco products, compared to approximately 19% for 2000. Of these tobacco sales, approximately 8% of the segment sales were exported or used to produce products for export with the remaining 7% sold to the domestic tobacco industry for sale in the United States. The current legal, regulatory and legislative pressures on the tobacco industry may have an adverse effect on packaging segment profitability. While we would expect to compensate for such an adverse effect with growth in other consumer product markets, these alternatives may not, in the short run, fully offset any decline in profitability related to sales to the tobacco industry.

Rigesa, Ltda., Westvaco's Brazilian subsidiary, continues to benefit from good demand for most of its value-added products, particularly fruit packaging, although its operating profit and revenues declined compared to the 2000 period, reflecting weaker local currency exchange rates. In addition to exchange rates, the Brazilian economy continues to be affected by challenges from power supply shortages and weaker economies in the region. At the present time, power supply shortages and a weaker economy in Brazil have not had a material effect on Westvaco.

The company believes that the bleached paperboard and high-value consumer packaging markets will continue to be stable through the current protracted challenging economic conditions. If the economic downturn persists, commodity-based markets, specifically linerboard, segment performance will be negatively impacted. The packaging segment intends to focus on controllable items including manufacturing efficiency programs and cost containment initiatives.

Paper (in millions)
	2001	2000	1999
Sales	$1,058.3	$1,225.8	$1,085.7
Operating profit	50.8	140.6	62.0

Paper segment sales for the year of $1,058.3 million decreased 13.7% from the prior year due to decreases in volume of 10.5% and price and product mix of 3.2%. A strong U.S. dollar and the resulting competitiveness of imports affected pricing and volumes in coated papers, as did the lower level of economic activity. Paper segment operating profit decreased substantially to $50.8 million for the year, compared to $140.6 million for the prior year, principally due to a slowing economy as well as higher energy costs and market-related downtime of approximately 21,000 tons which negatively impacted segment profit by about $7 million before taxes.

As for the year ahead, volume and pricing will continue to be under pressure due to the current U.S. recession, with no sign of any major improvements in the near future. Under these circumstances, the company intends to continue to focus on higher margin specialty and digital papers, introduction of more high-value products and ongoing cost reduction initiatives.

Chemicals (in millions)
	2001	2000	1999
Sales	$347.8	$358.0	$327.7
Operating profit	62.9	64.5	52.5

Sales for the chemicals segment declined by 2.9% due to a decrease in volume of 5.7%, partially offset by an increase in price and product mix of 2.8%. Sales of resins used in printing inks and other products increased, while sales of fabric dye dispersants declined due to slower economic activity and increased competition from products produced in the Far East. Sales of carbon products for emission protection in the automotive markets were weaker due to a lower level of economic activity. The 2001 operating profit for the chemicals segment declined 2.4% to a level of $62.9 million due to higher fuel prices.

The company expects earnings by our chemical segment for fiscal year 2002 to be negatively affected to some degree by higher prices for crude tall oil, lower prices for printing ink resins and the loss of carbon business not related to the automotive industry of approximately 5% of the segments annual sales.

The above segment discussion does not take into account the restructuring charges for 2001 and 2000 which are included in "Corporate and other" segment information.

Other Items

Compared to 2000, "Other income [expense], net" decreased due primarily to lower interest income while gains on land sales were higher by 12% due to an increased level of sales activity following the company's strategic review of its forestland holdings. Earnings for fiscal 2001 include pretax gains from land sales of $34.7 million compared to $31.0 million in fiscal 2000. In 2002, the company expects pretax gains from land sales to be approximately $40 million in accordance with plans to divest an additional 330,000 acres over the next few years. Other income also includes a pre tax gain of $5.2 million or $.03 per share after-tax from the sale of a real estate lease in New York City. Selling, research and administrative expenses increased 29% as a result of acquisitions in the current year as well as in 2000 in which acquisitions were included for only a portion of the year. The increase is also attributable to the continued development of the company's technology platform. Interest expense increased by 8% for the year compared to the prior year due to higher interest costs relating to acquisitions closed during the prior year. The effective tax rate for 2001 decreased to 25.6% from 36.9% in the prior year, primarily due to an increase in the proportion of earnings attributable to foreign operations and subject to lower rates, research credit utilization and the favorable resolution of prior year tax issues, partially offset by higher non-deductible goodwill amortization.

Fiscal Year 2000

Sales for fiscal 2000 were $3.9 billion, a 30.6% increase compared to 1999, and reflect an increase in volume of 24.9% and a 5.7% benefit from price and product mix improvement. Sales from acquisitions completed in 2000 represented two-thirds of the increase in sales. Net income in 2000 was $245.9 million, or $2.44 per share, basic and diluted, an increase of 121% from 1999 earnings of $111.2 million, or $1.11 per share, basic and diluted. Earnings for fiscal 2000 included a pretax restructuring charge of $27.2 million, or $.18 per share after-tax, resulting primarily from a writedown of assets due to an anticipated decline in future sales of folding cartons to U.S. tobacco markets that has not yet occurred, a pretax gain of $11.2 million, or $.07 per share after-tax, from the sale of a liquid packaging plant previously written down as part of the restructuring charge in 1999, an after-tax extraordinary charge of $8.8 million, or $.09 per share, from the early retirement of higher interest rate debt and a after-tax gain of $3.6 million, or $.04 per share, from the sale of our interest in a joint venture in China.

Export sales from the United States in fiscal 2000 increased 17% compared to 1999 and accounted for 16% of the company's consolidated sales. Total sales outside of the United States, including sales of our foreign operating subsidiaries, accounted for approximately 22% of consolidated sales compared to 24% in the prior year. Gross profit margin for the year improved to 23% from 20% in the prior year, due primarily to savings resulting from our 1999 restructuring and other cost reduction initiatives, partially offset by the impact of a provision to reflect inventories at LIFO value. Fiscal year 2000 operating results also benefited from an increase in non-cash pension credits of $26.0 million, reflecting cumulative favorable investment returns on pension plan assets.

Packaging segment sales increased by 46.8% from the prior year to $2.3 billion in 2000, reflecting the effects of higher shipment volume, product mix improvement and strong performance by the company's acquisition of a bleached paperboard mill in Evadale, TX; segment volume increased 43.0% and price and product mix improvements increased revenues by 3.8%. The increase in shipment volume reflects the contributions by acquisitions including the Evadale, TX, mill, AGI and Mebane. Fourth quarter shipments were well ahead of 1999 fourth quarter levels, but demand softened in the fourth quarter relative to the second and third quarters of 2000. To balance demand and production, the company took downtime at the Covington, VA, and Evadale, TX, mills of about 12,000 tons or $2 million. Operating profit for the packaging segment for 2000 increased by 84.4% to $351.2 million due to acquisitions, product mix improvements, reduced costs and stronger business conditions. Revenues and profits for Rigesa, Ltda. showed strong improvement reflecting improved economic conditions in Brazil and product mix enhancements.

During 2000, approximately 19% of packaging segment sales were made to the tobacco industry compared to about 26% for 1999. About 13% of segment sales were for overseas tobacco markets with the remaining 6% for tobacco sales in the United States. Competitive conditions as well as the legal and regulatory pressures on the tobacco industry had an adverse effect on packaging segment profitability.

Paper segment sales of $1.2 billion increased 12.9% from the prior year, due to improvements in price and product mix of 8.0% and volume gains of 4.9%. Sales of coated printing papers increased sharply in 2000 compared to 1999 as new products and a focused selling effort led to an increase in market share and higher prices. Operating profit for the paper segment was $140.6 million for the year, compared to $62.0 million for the prior year period. Coated papers accounted for nearly all of the improvement. Manufacturing efficiencies, higher prices, higher shipment volumes and cost reductions contributed to the improvement.

Chemicals segment sales for the year increased 9.2% from 1999 to $358.0 million, due to favorable changes in price and product mix of 3.1% and volume gains of 6.1%. Operating profit for the chemicals segment was $64.5 million compared to $52.5 million in the prior year. This increase reflects strong U.S. demand in a number of our markets. In 2000, the company increased its market share for tall oil based ingredients used for ink resins. Other markets for tall oil ingredients including paper size and rubber emulsifiers were also strong in response to the strong economy and results were enhanced by cost savings. Asphalt emulsifier sales increased sharply compared to fiscal 1999, due in part to the acquisition of the asphalt emulsion business of Raschig GmbH in 2000. The company's activated carbon business benefited from record U.S. auto sales and strong global sales.

The above segment discussion does not take into account the restructuring charges for 2000 and 1999 which are included in Corporate and other segment information.

Other Items: "Other income [expense], net" increased from the prior year due to increased gains on land sales, a gain on the sale of our interest in a folding carton plant in China and higher interest income from the temporary investment of cash raised to finance acquisitions. Gains on land sales totaled $31.0 million before tax for 2000 compared to $23.0 million pretax in 1999. Interest expense increased by 56% in fiscal 2000 compared to fiscal 1999, due to the issuance of long-term debt in the first and third quarters of 2000 and increased commercial paper borrowings to support our acquisition activities. The effective tax rate for 2000 increased to 36.9% from 24.9% in the prior year, principally due to the one-time 1999 release of deferred taxes resulting from a business reorganization and the effects of fiscal 2000 non-deductible goodwill amortization.

To comply with the EITF 00-10, the company reclassified shipping and handling costs from net sales to cost of goods sold for all periods presented. There was no effect on the company's consolidated statements of financial position, net income or cash flow. Prior year financial statements have been reclassified to conform to the requirements of EITF 00-10, see Recently Issued Accounting Standards below for more information.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

At October 31, 2001 the ratio of current assets to current liabilities was 1.4 compared to 1.9 and 1.7 in 2000 and 1999, respectively. Cash flows from operations totaled $253 million for 2001, compared to $583 million in 2000 and $413 million in 1999. The decrease in net cash from operating activities primarily reflects the decrease in net income, an increase in inventories due to weaker markets, an increase in other non-current assets, and a decrease in accounts payable and accrued expenses for the year from October 31, 2000.

Investment Activities

New investment in plant and timberlands, excluding acquisitions, totaled $296 million for 2001, compared to $212 million in 2000 and $232 million in 1999. It includes $188 million in the packaging segment, $35 million in the paper segment, $14 million in the chemical segment and $59 million in the corporate and other nonreportable segments. This increased level of capital spending is mainly due to postponement in the prior year of capital projects scheduled to be completed in that year. As part of its program to improve return on investment, Westvaco plans to continue to hold annual capital spending below annual depreciation and amortization levels over the next few years. Total cash payments, including expenditures for environmental control equipment and facilities, were $290 million in 2001, $214 million in 2000 and $229 million in 1999. At October 31, 2001, the funds required to complete all authorized capital projects were approximately $203 million. Capital expenditures for 2002 are expected to be approximately $300 million. These expenditures will be used to support the company's current primary production capacity levels, address the requirements of consumer packaging facilities to satisfy anticipated customer needs, cover anticipated environmental capital expenditures and strengthen the company's technology platform.

Financing Activities

The company maintains a $500 million revolving credit agreement. Borrowings under the agreement may be in unsecured domestic or Eurodollar notes and may be at rates approximating prime or the London Interbank Offered Rate (LIBOR), at the company's option. There was no borrowing under this arrangement during the current period, except for the support of commercial paper borrowings, which were $30 million at October 31, 2001 compared to $270 million outstanding at October 31, 2000 with a weighted average interest rate of 2.8% and 6.8%, respectively. The revolving credit agreement contains a financial covenant limiting the ratio of debt to capitalization to 0.55 to 1 and specifies rates approximating prime or the LIBOR, at the company's option.

The ratio of debt to total capital was 46% at October 31, 2001 and 2000 and 33% for 1999. In February 2001, the company issued $300 million of 7.95% thirty-year notes to repay commercial paper and to fund working capital and other general requirements. At October 31, 2001, Westvaco had $172.9 million of notes payable and current maturities of long-term obligations, compared to $30.1 million at October 31, 2000. The weighted average interest rate for these borrowings was 8.3% for 2001 and 10.9% for 2000.

In the third quarter of 2001, the company entered into an interest rate swap with a notional principal amount of $100 million and a variable-rate of six-month LIBOR plus 1.115% with respect to $100 million of Sinking Fund Debentures with a fixed interest rate of 7.1%. The swaps mature in November 2009. At October 31, 2001, the company had $200 million of unused debt registered with the Securities and Exchange Commission. During the year, the company paid $89.3 million in cash dividends compared to $88.5 million in 2000. In both years, the annual dividend was 88 cents per common share. During 2001, 60,000 common shares were purchased, under a repurchase program approved by the Board of Directors in 1997, at a cost of $1.6 million and 1,834,965 shares were issued out of treasury stock to satisfy stock option exercises, as well as the retirement and reissuance of the shares used to acquire Alfred Wall AG, discussed below.

Effect of inflation

The company believes inflation has not had a material effect on its net sales and revenues or on income from continuing operations; however, there can be no assurance that such items will not be affected by inflation in the future. The company's overall sales are not subject to significant seasonal variations.

Environmental matters

The company strives to maintain compliance with all environmental regulations issued by federal, state and local authorities in the United States as well as regulatory authorities with jurisdiction over its foreign operations. The company has made, and expects to continue to make, significant capital expenditures to comply with water, air and solid and hazardous waste and other environmental laws and regulations. During fiscal 2001, capital expenditures for environmental projects were $24 million. The company anticipates that environmental capital expenditures will approximate $45 million in fiscal 2002. The cost of these projects is included in the capital expenditure information set forth above in total capital expenditures for the company. The company anticipates that there will continue to be significant capital expenditures associated with a range of pollution control regulations. The amount of future capital expenditures for environmental control facilities will depend on changing laws and regulations developments in litigation and technological advances. In the opinion of Westvaco's management, environmental protection requirements are not likely to materially adversely affect the company's competitive industry position since other domestic companies are subject to similar requirements, nor are they likely to affect the company's overall financial condition, results of operations or liquidity. A portion of the anticipated environmental capital expenditures will be in connection with the company's implementation of the Cluster Rule, issued by EPA in April 1998. The Cluster Rule regulations established new requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met by the year 2006. While the company has taken major steps to implement the Cluster Rule, we currently anticipate related expenditures of approximately $80 million over the next five years. Additional operating expenses will be incurred as capital installations required by the Cluster Rule are put into service. Environmental organizations are challenging the Cluster Rule in the U.S. Court of Appeals. Westvaco and other companies are participating in that litigation. If the legal challenge by environmental organizations to the regulations is successful, the company currently estimates that it could face additional compliance costs of up to $150 million over the next several years.

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

The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has previously accrued approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. In addition, the company is involved in the remediation of certain other than CERCLA sites and has previously accrued approximately $12 million for remediation of these sites. Payments related to cleanup at existing and former operating sites and CERCLA sites were not material to the company's liquidity during the fiscal 2001 and are not expected to be material for the fiscal year 2002.

In July 2001, EPA announced its intention to revise its regulations with respect to total maximum daily load ("TMDL") for pollutants in water bodies determined to be water-quality impaired. At the current time, the company is unable to determine the financial impact of the TMDL regulations on Westvaco because not all of the streams that will be deemed to be impaired have been identified.

The company is involved in various legal proceedings and environmental actions, generally arising in the normal course of its business. Although the ultimate outcome of such matters cannot be predicted with certainty, the company does not believe that the outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on its consolidated financial position, liquidity or long-term results of operations. In any given quarter or quarters, however, it is possible such proceedings or matters could have a material effect on results of operations.

MEADWESTVACO Merger

On August 29, 2001, the company and The Mead Corporation announced that they have agreed to a merger of equals creating a global company with leading positions in packaging, coated and specialty papers, consumer and office products, and specialty chemicals. The new company, which will be called MeadWestvaco Corporation, expects to have approximately $8 billion in annual revenues, strong platforms in the company's four core businesses, and a strong balance sheet with substantial financial capacity. Under the terms of the transaction, Mead shareholders will receive one share of MeadWestvaco stock for each share of Mead stock held, and Westvaco shareholders will receive 0.97 shares of MeadWestvaco stock for each share of Westvaco stock held. Mead shareholders will also receive a cash payment of $1.20 per share at closing. The merger is structured as a stock-for-stock exchange, and will be accounted for as a purchase transaction under the recent guidelines for business combinations. In addition to significantly enhanced growth opportunities, the companies together expect to achieve annual operating synergies of more than $325 million, in full effect by the end of the second year. The initial annual MeadWestvaco dividend rate is expected to be $.92 per share and will be paid on a quarterly basis. The transaction has been approved by the Boards of Directors of both companies. The transaction remains subject to shareholder approval at special meetings that have been called by both companies for January 28, 2002.

Acquisitions
During the third quarter of 2001 the company completed, in a series of transactions, its previously disclosed acquisition of a 90% interest in Alfred Wall AG ("Wall") and related assets. Wall is a leading European supplier of a wide range of consumer packaging based in Graz, Austria. The company used existing cash of $45 million and approximately 1.5 million shares of the company's common stock, with an assured value of $35 per share, to fund the purchase price of $98.7 million, net of debt assumed of $50.6 million. The acquisition was accounted for using the purchase method of accounting. The assets acquired and liabilities assumed were recorded using preliminary estimated fair values as determined by the company based on information currently available and on current assumptions as to future operations. The purchase price allocation for this acquisition is preliminary and further refinements are likely to be made upon completion of final valuation studies. Related goodwill of approximately $47 million, which represents the excess of purchase price over fair value of net tangible and intangible assets acquired, has been amortized under existing accounting standards on a straight-line basis over 40 years. See the section Recently Issued Accounting Standards below for further information regarding goodwill and other intangible assets.

Also in 2001, the company completed the acquisitions of Lakewood Industries, Inc. (known as "Poly-Matrix") and TM Limited through its AGI Media Packaging subsidiary. Poly-Matrix has manufacturing operations in Pittsfield, MA, and is North America's largest producer of specialty plastic components for DVD, CD and other entertainment packaging. TM Limited is one of Europe's leading suppliers of specialty packaging design, pre-press and print services to the movie industry. The company used existing cash to fund the combined purchase prices of $41.1 million, net of debt assumed of $14.6 million. Goodwill associated with the Poly-Matrix purchase will not be amortized per Statement No. 141.

During 2001, the company refined the preliminary allocation of the purchase price of Mebane Packaging Group, acquired in fiscal year 2000. The result was an increase in identifiable intangible assets of $15.9 million and fixed assets of $20.5 million and credits to goodwill of $22.3 million and to deferred taxes of $14.1 million.

During the fourth quarter of 2001, the company refined the preliminary allocation of the purchase price of AGI. The result was an increase in identifiable intangible assets of $75.1 million and fixed assets of $24.2 million and a credit to goodwill of $61.3 million and to deferred taxes of $38.0 million.

Special Items Including Restructuring and Business Improvement Actions

During 2001, the company recorded total pretax restructuring charges of $56.9 million, including $5.2 million of inventory write-downs included within cost of products sold.

The following table and discussion presents additional detail to the charges.

In millions	Asset Writedowns	Employee Costs	Other Costs	Adjustments	Sub- Total	Inventory Writedowns	Total
Packaging	$21.4	$3.2	$0.8	$[0.5]	$24.9	$1.6	$26.5
Papers	15.5	5.7	4.6	[0.2]	25.6	3.6	29.2
Chemicals	1.2	-	-	-	1.2	-	1.2
	$38.1	$8.9	$5.4	$[.7]	$51.7	$5.2	$56.9
	====	===	===	===	===	===	====
Balance of related accruals remaining at 10/31/01	$ -	$7.1	$5.5	$ -	$12.6	$ -	$12.6
	====	===	===	====	===	===	===

During the fourth quarter of 2001, the company recorded a pretax restructuring charge of $53.7 million which consisted of $37.1 million of fixed asset writedowns, $6.7 million of employee termination costs and $5.0 million of other exit costs, primarily lease termination costs. Included in the restructuring charge are related inventory write-downs of $4.9 million, which have been included within cost of products sold. Restructuring actions taken in the fourth quarter are expected to result in annual pretax savings of about $50 million, which are expected to be attained by the end of fiscal 2002.

Packaging: The realignment of the consumer packaging operations included the closing of the packaging plants in Richmond, VA, and Memphis, TN, by mid-November 2001 and further streamlining of its remaining Richmond packaging operations by relocating equipment to other company facilities. The packaging charge also included the writedown of assets at the company's Covington, VA, mill as part of a plan to focus the mill's production at targeted markets. Charges associated with these shutdowns included $21.4 million to write down the assets, using an assets to be held and used model. Severance costs of $3.2 million relating to the termination of approximately 320 employees and other exit costs of $0.8 million were recorded. In addition the company recognized related inventory writedowns of $1.6 million, which have been included within cost of products sold. At October 31, 2001, approximately 310 of the plant's employees had been terminated.

Paper: The paper mill in Tyrone, PA, was shut down in October 2001 due to the competitive pressures caused by the economic slowdown, the strong U.S. dollar and the related increase in imported paper. Charges associated with the shutdown included $14.5 million to write down the assets, using an assets to be disposed of model, $3.5 million of severance costs covering approximately 260 employees and other exit costs of $4.2 million which primarily relate to lease termination costs. In addition the company recognized related inventory writedowns of $3.3 million, which have been included within cost of products sold. At October 31, 2001, approximately 250 of the mill's employees had been terminated. During the third quarter of 2001, the company recorded a restructuring charge of $1.6 million, due primarily to a salaried workforce reduction of 20 employees at the company's Envelope Division headquarters in Springfield, MA. During the second quarter of 2001, the company recorded a restructuring charge of $2.3 million which consisted of $1.0 million of fixed asset writedowns, $0.6 million of employee termination costs and $0.4 million of other exit costs. Included in the restructuring charge are related inventory write-downs of $0.3 million, which have been included within cost of products sold. These actions were due to the curtailment of production on two of the three product lines at the company's Envelope Division flexible-packaging operation.

Chemical: The charge of $1.2 million related to the write down of assets at the company's Covington, VA, carbon plant related to a program of concentrating production on high-growth markets.

Also included in the restructuring charges line is a credit of $0.7 million for the reversal of reserves no longer required associated with the restructuring charge taken in the fiscal year 1999.

During the third quarter of 2000, due to the anticipated decline in future sales of folding cartons to U.S. tobacco markets, the company reviewed certain long-lived assets in its consumer packaging business for impairment. As a result of the review, production facilities were written down to their fair value using an assets held for use model and a pretax impairment charge of $24.3 million, including $3.3 million of associated goodwill, was recorded in the third quarter of 2000. The impairment was recorded because undiscounted cash flows were less than the carrying value of the assets prior to the impairment charge. During the fourth quarter of 2000, the company recorded an additional pretax charge of $2.9 million relating to the earlier charge and related employee termination costs. During the second quarter of fiscal 2000, the liquid packaging plant was sold, resulting in a pretax gain of $11.2 million, which was included in the Restructuring charges line in the Consolidated Statement of Income. As noted below, the liquid packaging plant had been written down in fiscal 1999 in connection with the restructuring charge recorded in the fiscal 1999 fourth quarter. The gain resulted from a change in facts and circumstances in 2000 from that existing during the fourth quarter of fiscal 1999.

During the fourth quarter of 1999, following completion of its strategic review process, the company adopted a plan to improve the company's performance, principally to enhance the strength and focus of its packaging-related businesses. Additionally, the company reviewed certain long-lived assets in its business for impairment. As a result of these initiatives, a pretax charge of $80.5 million was recorded in the fourth quarter of 1999. Included in this charge were certain assets of the company's liquid packaging plant that were written down to reflect the plant's planned shutdown. This charge was primarily due to the writedown of impaired long-lived assets, involuntary employee termination and other exit costs.  Production facilities were written down to their fair value using an assets-held-for-use model. An impairment of $67.4 million was recorded as undiscounted cash flows were less than the carrying value of the assets prior to the impairment. Further, the company wrote off a paper machine and certain equipment with a total carrying value of $8.6 million and abandoned the assets. During the fourth quarter of fiscal 1999, in addition to the asset impairments described above, the company also recognized inventory writedowns of $1.7 million, which have been included within the "Cost of products sold," employee termination costs of $1.5 million and other exit costs of $1.2 million. At October 31, 2001, reserves for the fiscal 1999 and 2000 activities were fully utilized.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance, Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which addresses the accounting and reporting for business combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets. The company adopted SFAS No. 141 upon issuance and is still evaluating the impact of the adoption of SFAS No. 142, but expects that annual amortization expense of approximately $14.0 million will no longer be recorded.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 and is effective for fiscal years beginning after December 15, 2001. The company does not anticipate any immediate financial statement impact with the adoption of this statement.

In September 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs providing guidance regarding how shipping and handling costs incurred by the seller and billed to a customer should be treated. EITF 00-10 concludes that all amounts billed to a customer in a sales transaction related to shipping and handling should be classified as revenue, and the costs incurred by the seller for shipping and handling should be classified as cost of goods sold. The company has historically recorded certain shipping and handling costs as a reduction of gross sales, in accordance with common industry practice at the time. To comply with the EITF consensus, the company reclassified shipping and handling costs to cost of goods sold for all periods presented. There was no effect on the company's consolidated of financial position, net income or cash flow. Prior year financial statements have been reclassified to conform to the requirements of EITF 00-10. Shipping and handling expenses were $186 million, $194 million and $151 million in 2001, 2000, and 1999, respectively.

In 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 clarifies the basic principles of revenue recognition in existing generally accepted accounting principles. There was no material effect on income from operations or financial position from the adoption of SAB 101.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires derivative instruments to be recorded in the balance sheet at their fair value, with changes in their fair value being recognized in earnings unless specific hedge accounting criteria are met. The impact of the adoption of this new standard, effective in fiscal year 2001, was not material to the company's results of operations or financial position.

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

Westvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. One is advised, however, to consult any further disclosure the company makes on related subjects in its reports filed with the SEC.

Fourth quarter results
Sales were $1.0 billion for the fourth quarter of 2001, compared to sales of $1.1 billion for the fourth quarter of 2000. In the fourth quarter of 2001, the company recorded net income of $8.4 million, or $.08 per share, basic and diluted, compared to net income of $80.7 million, or $.80 per share, basic and diluted, for the prior year period.

Fiscal fourth quarter 2001 net income includes a $53.7 million pre-tax restructuring charge, or $.33 per share after-tax, primarily reflecting the closing of a paper mill in Tyrone, PA, and packaging plants in Richmond, VA, and Memphis, TN. This charge is primarily due to the writedown of long-lived assets, involuntary employee termination and other exit costs. Fourth quarter 2001 results also reflect a gain of $.05 cents per share after-tax to reflect a tax benefit adjustment due to the resolution of prior years tax audits. In addition, current year's fourth quarter earnings reflect the impact of a LIFO (last in-first out) credit of $.07 per share after-tax compared to a charge of $.06 per share after-tax in the prior year. Fiscal fourth quarter 2000 net income reflects a charge of $.02 per share for completion of a restructuring plan begun in the third quarter 2000, bringing the total charge for the plan to $.18 per share. The restructuring charge resulted principally from a writedown of U.S. assets due to an anticipated decline in future sales of folding cartons to domestic tobacco markets that had not yet occurred. Fourth quarter 2000 results also reflect a gain of $.04 per share from the sale of a minority interest in a packaging operation in China.

Investor services plan
At year end, 15,420 shareholders, including members of the company's savings and investment plans for salaried and hourly employees, representing 16,737,644 shares of Westvaco common stock, were participants in the company's Investor Services Plan.

Number of shareholders
At year end, the number of individuals and institutions owning Westvaco common shares was about 19,070. This number includes 12,700 members of the company's salaried and hourly savings and investment plans. The plans, established in 1968 and 1995, respectively, hold 15,673,808 shares of Westvaco common stock for the accounts of participants. This represents 15% of the 102,418,688 shares of common stock outstanding at year end.

Payroll and benefit costs
The total cost of payroll and benefits was $857 million, compared with $742 million in 2000. This includes $65.6 million in Social Security taxes in 2001 and $52.5 million in 2000. Payroll and benefit costs were 22% of sales in 2001 and 20% in 2000.

Item 7A. Quantitative and qualitative disclosures about market risk

The company's financial market risks arise from fluctuations in interest rates and foreign currency exchange rates.

Most of the company's debt obligations at year-end 2001 were at fixed interest rates. Consequently, a 10% change in market interest rates would not have a material effect on the company's 2001 results of operations or cash flows. The company's exposure to foreign currency fluctuations on its financial instruments is not material because most instruments are denominated in U.S. dollars. Furthermore, the company's exposure to foreign currency fluctuations on its income is not material because a majority of the company's sales are in U.S. dollars. The company does not hold financial instruments for trading purposes.

Item 8. Financial statements and supplementary data
Index to Financial Statements

   FINANCIAL STATEMENTS

   CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share
Year ended October 31	2001	2000	1999
Sales	$3,935,482	$3,856,542	$2,953,218
Other income [expense], net	48,150	56,940	29,384
	3,983,632	3,913,482	2,982,602
Cost of products sold [excludes depreciation
shown separately below]	2,893,939	2,706,037	2,120,884
Selling, research and administrative expenses	364,406	281,694	230,963
Depreciation and amortization	347,444	313,948	280,470
Restructuring charges	51,694	16,086	78,771
Interest expense	207,639	192,145	123,538
	3,865,122	3,509,910	2,834,626

Income before taxes and extraordinary charge	118,510	403,572	147,976

Income taxes	30,300	148,900	36,800

Income before extraordinary charge	88,210	254,672	111,176
Extraordinary charge - extinguishment of
debt, net of taxes of $5,500	-	[8,803]	-

Net income	$ 88,210	$ 245,869	$ 111,176
	=======	=======	=======

Net income per share - basic and diluted:
Income before extraordinary charge	$.87	$2.53	$1.11
Extraordinary charge	-	[.09]	-
Net income	$.87	$ 2.44	$1.11
	=======	=======	=======

Shares used to compute net income per share:
Basic	101,475	100,578	100,236
Diluted	101,564	100,916	100,495

The accompanying notes are an integral part of these financial statements.

Westvaco Corporation and consolidated subsidiary companies

FINANCIAL STATEMENTS

Consolidated balance sheets
In thousands

At October 31	2001	2000
ASSETS
Cash and marketable securities	$ 81,207	$ 225,308
Receivables	414,657	421,707
Inventories	426,365	333,284
Prepaid expenses and other current assets	93,441	83,378
Current assets	1,015,670	1,063,677
Plant and timberlands:
Machinery	5,875,080	5,673,455
Buildings	843,003	794,114
Other property, including plant land	261,206	248,761
	6,979,289	6,716,330
Less: accumulated depreciation	3,170,610	2,916,402
	3,808,679	3,799,928
Timberlands-net	263,703	268,699
Construction in progress	154,861	127,956
	4,227,243	4,196,583
Prepaid pension asset	779,444	641,665
Goodwill	565,216	606,220
Other assets	199,416	61,758
	$6,786,989	$6,569,903
	========	========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$ 511,661	$ 523,187
Notes payable and current maturities of
long-term obligations	172,867	30,098
Income taxes	16,523	13,633
Current liabilities	701,051	566,918
Long-term debt	2,660,467	2,686,674
Other long-term obligations	76,834	75,979
Deferred income taxes	1,007,784	907,739
Shareholders' equity:
Common stock, $5 par, at stated value
Shares authorized: 300,000,000
Shares issued and outstanding: 103,170,667 [2000-103,170,667]	815,406	767,552
Retained income	1,731,747	1,761,764
Accumulated other comprehensive income [loss]	[186,793]	[135,731]
Common stock in treasury, at cost
Shares held: 751,979 [2000-2,508,258]	[19,507]	[60,992]
	2,340,853	2,332,593
	$6,786,989	$6,569,903
	========	========

 The accompanying notes are an integral part of these financial statements.

Westvaco Corporation and consolidated subsidiary companies

 FINANCIAL STATEMENTS

Consolidated Statements of Shareholders'  Equity

In thousands
	Outstanding shares	Common stock	Common stock in treasury	Retained income	Accumulated other comprehensive income [loss]	Total shareholders' equity
Balance at October 31, 1998	100,326	$764,574	$[74,891]	$1,588,932	$ [32,167]	$2,246,448
Comprehensive income
Net income	-	-	-	111,176	-	111,176
Foreign currency translation	-	-	-	-	[97,814]	[97,814]
Comprehensive income						13,362
Cash dividends	-	-	-	[88,191]	-	[88,191]
Repurchases of common stock	[499]	-	[11,961]	-	-	[11,961]
Issuances of common stock	466	1,236	14,807	[4,413]	-	11,630

Balance at October 31, 1999	100,293	765,810	[72,045]	1,607,504	[129,981]	2,171,288
Comprehensive income
Net income	-	-	-	245,869	-	245,869
Foreign currency translation	-	-	-	-	[5,750]	[5,750]
Comprehensive income						240,119
Cash dividends	-	-	-	[88,494]	-	[88,494]
Repurchases of common stock	[145]	-	[4,441]	-	-	[4,441]
Issuances of common stock	514	1,742	15,494	[3,115]	-	14,121

Balance at October 31, 2000	100,662	767,552	[60,992]	1,761,764	[135,731]	2,332,593
Comprehensive income
Net income	-	-	-	88,210	-	88,210
Foreign currency translation	-	-	-	-	[47,905]	[47,905]
Minimum pension liability
net of taxes of $1,935					[3,157]	[3,157]
Comprehensive income						37,148
Cash dividends	-	-	-	[89,347]	-	[89,347]
Repurchases of common stock	[78]	-	[2,089]	-	-	[2,089]
Issuances of common stock	1,835	47,854	43,574	[28,880]	-	62,548

Balance at October 31, 2001	102,419	$815,406	$[19,507]	$1,731,747	$[186,793]	$2,340,853
	=======	=======	=======	=========	========	========

The accompanying notes are an integral part of these financial statements.

Westvaco Corporation and consolidated subsidiary companies

FINANCIAL STATEMENTS

Consolidated statements of cash flows
In thousands

Year ended October 31	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 88,210	$ 245,869	$111,176
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for depreciation and amortization	347,444	313,948	280,470
Provision for deferred income taxes	43,595	94,914	32,286
Restructuring charges	51,694	16,086	78,771
Pension credit and other employee benefits	[131,186]	[92,858]	[78,658]
Gains on sales of plant and timberlands	[37,683]	[26,822]	[17,891]
Foreign currency transaction losses	1,229	917	3,601
Loss on extinguishment of debt, net of taxes	-	8,803	-
Net changes in assets and liabilities	[108,453]	25,305	[2,577]
Other, net	[2,208]	[3,017]	5,535
Net cash provided by operating activities	252,642	583,145	412,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and timberlands	[290,371]	[213,976]	[228,879]
Payments for acquisitions, net of cash acquired	[81,217]	[1,342,858]	[22,659]
Proceeds from sales of assets	48,251	81,639	22,781
Other	[242]	160	[1,135]
Net cash used in investing activities	[323,579]	[1,475,035]	[229,892]

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,333	9,266	9,122
Proceeds from issuance of debt	1,125,274	2,611,504	881,518
Dividends paid	[89,347]	[88,494]	[88,191]
Treasury stock purchases	[1,560]	[2,345]	[10,792]
Repayment of notes payable and long-term debt	[1,103,593]	[1,523,702]	[952,230]
Net cash provided by [used in] financing activities	[62,893]	1,006,229	[160,573]

Effect of exchange rate changes on cash	[10,271]	2,177	[18,506]

Increase [decrease] in cash and marketable securities	[144,101]	116,516	3,742

Cash and marketable securities:
At beginning of period	225,308	108,792	105,050
At end of period	$ 81,207	$ 225,308	$108,792
	========	========	========

The accompanying notes are an integral part of these financial statements.

Westvaco Corporation and consolidated subsidiary companies

Summary of significant accounting policies
Basis of consolidation and preparation of financial statements: The consolidated financial statements include the accounts of all subsidiaries more than 50% owned. Investments in 20%- to 50%- owned companies are generally accounted for using the equity method. Accordingly, the company's share of the earnings of these companies is included in consolidated net income. In accordance with generally accepted accounting principles, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassification: Certain prior years' amounts have been reclassified to conform with the current year's presentation.

Translation of foreign currencies: Generally, the local currency is the functional currency for the company's operations outside the United States. The assets and liabilities of the company's foreign subsidiaries are translated into U.S. dollars using period-end exchange rates and adjustments resulting from these financial statement translations are included in Accumulated other comprehensive income [loss] in the balance sheet. Revenues and expenses are translated at average rates prevailing during the period.

Marketable securities: For financial statement purposes, highly liquid securities purchased three months or less from maturity are considered to be cash equivalents.

Inventories: Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all raw materials, finished goods and production materials of U.S. manufacturing operations. Cost of all other inventories, including stores and supplies inventories and inventories of non-U.S. manufacturing operations, is determined by the first-in, first-out (FIFO) or average cost method.

Plant and timberlands: Owned assets are recorded at cost. Also included in the cost of these assets is interest on funds borrowed during the construction period. When assets are sold, retired or disposed of, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other income [expense]. Costs of renewals and betterments of properties are capitalized; costs of maintenance and repairs are charged to income. Costs of reforestation of timberlands are capitalized.

Depreciation, amortization and impairment of long-lived assets: The cost of plant and equipment is depreciated, generally by the straight-line method, over the estimated useful lives of the respective assets, which range from 20 to 40 years for buildings and 5 to 30 years for machinery and equipment. The cost of standing timber is amortized as timber is cut, at rates determined annually based on the relationship of unamortized timber costs to the estimated volume of recoverable timber. The company periodically evaluates whether current events or circumstances indicate that the carrying value of its long-lived assets to be held and used may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to Statement No. 121. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

Goodwill and other intangible assets: Goodwill represents the excess of the cost over the fair value of net assets of purchased businesses and is amortized on a straight-line basis over periods not exceeding 40 years for goodwill arising prior to June 30, 2001. The company continually evaluates the carrying value of goodwill and other intangible assets pursuant to Statement No. 121, as described above. Amortization expense charged to operations for 2001 was $17,247,000 (2000-$7,243,000, 1999-$30,000). See Note B for additional information.

Financial instruments: The company has, where appropriate, estimated the fair value of financial instruments. These fair value amounts may be significantly affected by the assumptions used, including the discount rate and estimates of cash flow. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. Where these estimates approximate carrying value, no separate disclosure of fair value is shown.

Derivatives: The company utilizes well-defined financial contracts in the normal course of its operations as means to manage its interest rate and commodity price risks. For those limited number of contracts that are considered derivative instruments, the company has formally designated each as a hedge of specific and well-defined risks. See Note N for further information.

Revenue recognition: The company recognizes revenues at the point the risk of ownership passes. Export sales revenue is recognized at the point title passes, generally at the destination port.

Income taxes: Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the enacted tax rates in effect for the years the differences are expected to reverse.

Income per share: Basic net income per share for all the periods presented has been calculated using the weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options have been added to the weighted average shares outstanding. For the year ended October 31, 2001, stock options on 5.3 million shares were not included because their effect was antidilutive (2000-3.9 million options, 1999-1.9 million options).

A.  MeadWestvaco Merger
On August 29, 2001, the company and The Mead Corporation announced that they have agreed to a merger of equals creating a global company with leading positions in packaging, coated and specialty papers, consumer and office products and specialty chemicals. The new company, which will be called MeadWestvaco Corporation, expects to have approximately $8 billion in annual revenues, strong platforms in the company's four core businesses and a strong balance sheet. Under the terms of the transaction, Mead shareholders will receive one share of MeadWestvaco stock for each share of Mead stock held and Westvaco shareholders will receive 0.97 share of MeadWestvaco stock for each share of Westvaco stock held. Mead shareholders will also receive a cash payment of $1.20 per share at closing. The merger is structured as stock-for-stock exchange and will be accounted for as a purchase transaction where Westvaco is the acquiror under the recently issued guidelines for business combinations. In identifying Westvaco as the acquiring entity, Westvaco and Mead determined that the relative outstanding share ownership and the designation of certain senior management positions requires Westvaco to be the acquiring entity. The exchange of stock is structured as a tax-free exchange. The total purchase price of Mead is estimated at approximately $3.2 billion. The transaction has been approved by the Boards of Directors of both companies. The transaction remains subject to shareholder approval.

MeadWestvaco Corporation Selected Unaudited Pro Forma Combined Financial Data

The following table summarizes, under the purchase method of accounting, selected unaudited pro forma combined statement of operations data for the years ended October 31, 2001 and 2000 as if the business combination between Westvaco and Mead had been completed at the beginning of the period presented. This selected unaudited pro forma combined financial data is included only for the purposes of illustration, and does not necessarily indicate what the operating results would have been if the business combination between Westvaco and Mead had been completed on the dates indicated. Moreover, this information does not necessarily indicate what the future operating results of the combined company will be. Westvaco has a fiscal year ending October 31 and Mead has a fiscal year ending December 31. Therefore, the unaudited pro forma combined condensed statements of operations data for the year ended October 31, 2001, reflect the full year ended October 31, 2001, for Westvaco and the twelve months ended September 30, 2001, for Mead. The year ended October 31, 2000 reflects the full year ended October 31, 2000, for Westvaco and the full year ended December 31, 2000, for Mead. The unaudited pro forma combined condensed balance sheet data as of October 31, 2001, reflects the October 31, 2001, balance sheet of Westvaco and records, on a preliminary basis, the acquisition of Mead assuming the transaction had been completed at October 31, 2001. The Mead balance sheet at September 30, 2001 was used for purposes of estimating the preliminary purchase asset allocation. Because the transaction has not been completed, the allocation reflected in the unaudited pro forma information is preliminary and subject to adjustment as final valuations of tangible and intangible assets acquired and liabilities assumed are completed.

Pro forma in millions, except per share [unaudited]	2001	2000
Net sales	$8,222.0	$8,225.1
Net income	78.5	378.3
Net income per common share from continuing operations - assuming dilution	$0.32	$1.89
Balance sheet data:
Total assets	$13,727.1
Working capital	559.0
Long-term debt	3,973.3
Shareholders' equity	5,385.0

Management does not expect the accounting for the acquisition to result in the recording of goodwill. Pro forma adjustments include recording Mead's tangible and intangible assets and liabilities at their fair market value, including related deferred income taxes. Identifiable intangible assets include Mead's tradename, product trademarks, and tradenames and customer relationships. The adjustments also include additional borrowings associated with the $1.20 per share payment to existing Mead stockholders and transaction and merger related costs.

B. Acquisitions
During the third quarter of 2001, the company completed, in a series of transactions, its acquisition of a 90% interest in Alfred Wall AG (Wall) and related assets, one of Europe's leading suppliers of packaging for a wide range of consumer products. The company used existing cash of $45 million and approximately 1.5 million shares of the company's common stock, with an assured value of $35 per share, to fund the purchase price of $98.7 million, net of debt assumed of $50.6 million.

Also in 2001, the company completed the acquisitions of Poly-Matrix and TM Limited by its AGI Media Packaging subsidiary. Poly-Matrix has manufacturing operations in Pittsfield, MA, and is North America's largest producer of specialty plastic components for DVD, CD and other entertainment packaging. TM Limited is one of Europe's leading suppliers of specialty packaging design, pre-press and print services to the movie industry. The company used existing cash to fund the combined purchase price of $41.1 million, net of debt assumed of $14.6 million.

The current year acquisitions were accounted for using the purchase method of accounting. The tangible and intangible assets acquired and liabilities assumed were recorded at estimated fair values as determined by the company based on information currently available and on current assumptions as to future operations. The purchase price allocation for these acquisitions is preliminary and further refinements are likely to be made upon completion of final valuation studies. Accordingly, the assets and liabilities of the acquired businesses are included in the consolidated balance sheet at October 31, 2001. Preliminary goodwill recognized in 2001 as a result of the Wall and TM Limited acquisitions was approximately $61.4 million and is being amortized on a straight-line basis over 40 years until Statement No. 142 is adopted. Related goodwill for the Poly-Matrix acquisition of approximately $4.8 million has not been amortized, in accordance with Statement No. 142, but will be reviewed annually for impairment. The results of operations of the acquired businesses are included in the accompanying financial statements from their respective dates of acquisition. On a pro forma basis, if the businesses acquired during fiscal year 2001 had been acquired at the beginning of fiscal 2000, sales and net income would not differ materially from the amounts reported in the accompanying consolidated statements of income.

In July 2000, Rigesa, Ltda. (Rigesa), Westvaco's Brazilian subsidiary, acquired all of the assets of Agaprint Embalagens, a leading supplier of consumer packaging in Brazil. In August 2000, AGI Europe, a Westvaco subsidiary, acquired the privately held DuBOIS Holdings Limited, global licenser and European manufacturer of the DVD-Safe ™ (or Amaray®) DVD pack, the world's top-selling DVD package. In October 2000, AGI Europe also acquired Sony Music Printing (Holland) BV. The plant is located adjacent to Sony's CD/DVD distribution center in Haarlem, The Netherlands, and produces printed booklets, folders and inlay cards for Sony as well as multimedia products sold to Sony and other companies throughout Europe. The combined purchase price for these acquisitions was $71.6 million. Goodwill recognized as a result of these acquisitions was approximately $48.9 million and is being amortized on a straight-line basis over 40 years.

Also, in July 2000, Westvaco completed its acquisition of AGI (formerly IMPAC Group, Inc.), a leading global supplier of packaging for entertainment products, cosmetics and health and beauty aids with 13 plants in Europe and eight plants in the United States. The company used existing cash reserves, commercial paper and $400 million of notes issued in June 2000 to fund the purchase price of $253.4 million, net of debt assumed of $274.7 million, resulting in the recognition of goodwill of $368 million. During the fourth quarter of 2001, the company refined the preliminary allocation of the purchase price of AGI. The result was an increase in identifiable intangible assets of $75.1 million and fixed assets of $24.2 million and a credit to goodwill of $61.3 million and to deferred taxes of $38.0 million. Plant, property and equipment is being depreciated over not more than 40 years. Goodwill is being amortized on a straight-line basis over 40 years until Statement No. 142 is adopted. Acquired other identifiable intangible assets consists primarily of customer lists, workforce, patents and trade names and are amortized over their useful lives, ranging from 2-40 years using the straight-line method.

In January 2000, the company completed the purchase of Mebane Packaging Group (Mebane), a leading supplier of packaging for pharmaceutical products and personal care items, based in Mebane, NC for approximately $209.8 million, net of $15.7 million of debt assumed. During the current year the company refined the preliminary allocation of the purchase price of the Mebane Packaging Group. The result was an increase in identifiable intangible assets of $15.9 million and fixed assets of $20.5 million and credits to goodwill of $22.3 and to deferred taxes of $14.1 million. Plant, property and equipment is being depreciated over not more than 15 years. Goodwill is being amortized on a straight-line basis over 40 years until Statement No. 142 is adopted. Acquired other identifiable intangible assets consists primarily of customer lists, workforce and trade names and are amortized over their useful lives, ranging from 10-20 years using the straight-line method.

In December 1999, the company completed its acquisition of Temple-Inland's bleached paperboard mill in Evadale, TX (Evadale). The total purchase price, net of $82 million of debt assumed, was $566 million. The company used existing cash reserves, commercial paper and $400 million of debentures issued in November 1999 to fund the purchase.  The purchase price was allocated to the net assets of the company, primarily plant, property and equipment based on independent appraisals of fair values.

The company accounted for all of these transactions using the purchase method of accounting. The purchase price for these acquisitions, including transaction costs, has been allocated to tangible and intangible assets acquired and liabilities assumed based on fair market values at the date of acquisition. The following unaudited pro forma consolidated results of operations are presented as if the Evadale mill, Mebane and AGI acquisitions had been made at the beginning of the periods presented.

The following unaudited pro forma data for the fiscal year 2000 reflects 308 days, 299 days and 113 days of Westvaco's operation of the Evadale mill, Mebane and AGI, respectively. The balance of the fiscal year 2000 and all of the fiscal year 1999 reflect the results of these operations under the management of the prior owners. The unaudited pro forma amounts of the other fiscal year 2000 acquisitions are not included, as their effect is not material to the company's results of operations.

Pro forma in millions, except per share [unaudited]	2000	1999
Net sales	$4,185.0	$3,821.1
Income before extraordinary items	236.5	77.5
Per share of common stock:
Basic	$2.35	$.77
Diluted	2.34	.77

Net income	$ 227.7	$ 77.5

Per share of common stock:
Basic & Diluted	$2.26	$.77

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

C. Provisions for restructuring

During 2001, the company recorded total pretax restructuring charges of $56.9 million, including $5.2 million of inventory write-downs included within cost of products sold.

The following table and discussion presents additional detail to the charges.

In millions	Asset Writedowns	Employee Costs	Other Costs	Adjustments	Sub- Total	Inventory Writedowns	Total
Packaging	$21.4	$3.2	$0.8	$[0.5]	$24.9	$1.6	$26.5
Papers	15.5	5.7	4.6	[0.2]	25.6	3.6	29.2
Chemicals	1.2	-	-	-	1.2	-	1.2
	$38.1	$8.9	$5.4	$[.7]	$51.7	$5.2	$56.9
	====	===	===	===	===	===	===
Balance of related accruals remaining at 10/31/01	$ -	$7.1	$5.5	$ -	$12.6	$ -	$12.6
	====	===	===	====	===	===	===

During the fourth quarter of 2001 the company recorded a pretax restructuring charge of $53.7 million which consisted of $37.1 million of fixed asset writedowns and $6.7 million of employee termination and $5.0 million of other exit costs primarily lease termination costs. Included in the restructuring charge is related inventory write-downs of $4.9 million, which have been included within cost of products sold.

Packaging: The realignment of the consumer packaging operations included the closing of the packaging plants in Richmond, VA, and Memphis, TN, by mid-November 2001 and further streamlining of its remaining Richmond packaging operations by relocating equipment to other company facilities. The packaging charge also included the writedown of assets at the company's Covington, VA mill as part of a plan to focus the mill's production at targeted markets. Charges associated with the shutdowns included $21.4 million to write down the assets using an asset to be held and used model. Severance costs of $3.2 million relate to the termination of approximately 320 employees and other exit costs amounted to $0.8 million. In addition, the company recognized related inventory writedowns of $1.6 million, which have been included within cost of products sold. At October 31, 2001, approximately 310 of the plants' employees had been terminated.

Paper: The paper mill in Tyrone, PA, was shutdown in October 2001 due to the competitive pressures caused by the economic slowdown, the strong U.S. dollar and the related sharp increase in imported paper. Charges associated with the shutdown included $14.5 million to write down the assets using an assets to be disposed of model, $3.5 million of severance costs covering approximately 260 employees and other exit costs of $4.2 million which primarily relates to lease termination costs. In addition the company recognized related inventory writedowns of $3.3 million, which have been included within cost of products sold. At October 31, 2001, approximately 250 of the mill's employees had been terminated. During the third quarter of 2001, the company recorded a restructuring charge of $1.6 million, due primarily to a salaried workforce reduction of 20 employees at the company's Envelope Division headquarters in Springfield, MA. During the second quarter of 2001, the company recorded a restructuring charge of $2.3 million which consisted of $1.0 million of fixed asset writedowns, $0.6 million of employee termination costs and $0.4 million of other exit costs. Included in the restructuring charge are related inventory write-downs of $0.3 million, which have been included within cost of products sold. These actions were due to the curtailment of production on two of the three product lines at the company's Envelope Division flexible-packaging operation.

Chemical: this charge related to the write down of assets at the company's Covington, VA, carbon plant related to a program to concentrate production on high-growth markets.

Also included in the restructuring charges line is a credit of $0.7 million for the reversal of reserves no longer required associated with the restructuring charge taken in fiscal year 1999.

During the third quarter of 2000, due to the anticipated decline in future sales of folding cartons to U.S. tobacco markets, the company reviewed certain long-lived assets in its consumer packaging business for impairment. As a result of the review, production facilities were written down to their fair value using an assets-held-for-use model and a pretax impairment charge of $24.3 million, including $3.3 million of associated goodwill, was recorded in the third quarter of 2000 in Restructuring charges line in the Consolidated Statement of Income. The impairment was recorded because undiscounted cash flows were less than the carrying value of the assets prior to the impairment charge. During the fourth quarter of 2000, the company recorded an additional pretax charge of $2.9 million relating to the earlier charge and related employee termination costs. During the second quarter of fiscal 2000, the liquid packaging plant was sold, resulting in a pretax gain of $11.2 million, which is included in the Restructuring charges. As noted below, the liquid packaging plant was written down in fiscal 1999 in connection with the restructuring charge recorded in the fiscal 1999 fourth quarter. The gain resulted from a change in facts and circumstances in 2000 from that existing during the fourth quarter of fiscal 1999. Such reserves at October 31, 2001 for these activities were fully utilized.

During the fourth quarter of 1999, following completion of its strategic review process, the company adopted a plan to improve the company's performance, principally to enhance the strength and focus of its packaging-related businesses. Additionally, the company reviewed certain long-lived assets in its business for impairment. As a result of these initiatives, a pretax charge of $80.5 million was recorded in the fourth quarter of 1999. Included in this charge are certain assets of the company's liquid packaging plant that were written down to reflect the plant's planned shutdown. This charge was primarily due to the writedown of impaired long-lived assets, involuntary employee termination and other exit costs.  Production facilities were written down to their fair value using an assets-held-for-use model. An impairment of $67.4 million was recorded as undiscounted cash flows were less than the carrying value of the assets prior to the impairment. Further, the company wrote off a paper machine and certain equipment with a total carrying value of $8.6 million and abandoned the assets. During the fourth quarter of fiscal 1999, in addition to the asset impairments described above, the company also recognized inventory writedowns of $1.7 million, which have been included within the Cost of products sold, employee termination costs of $1.5 million and other exit costs of $1.2 million. Such reserves at October 31, 2001 for these activities were fully utilized.

D. Recently issued accounting standards
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires derivative instruments to be recorded in the balance sheet at their fair value, with changes in fair value being recognized in earnings unless specific hedge accounting criteria are met. The impact of the adoption of this new standard, effective in fiscal year 2001, was not material.

In 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 clarifies the basic principles of revenue recognition in existing generally accepted accounting principles. In the fourth quarter of 2001 the company adopted SAB 101. There was no material effect on the company's financial statements from the adoption of SAB 101.

In September 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs. This issue provides guidance regarding how shipping and handling costs incurred by the seller and billed to a customer should be treated. EITF 00-10 concludes that all amounts billed to a customer in a sales transaction related to shipping and handling should be classified as revenue, and the costs incurred by the seller for shipping and handling should be classified as cost of goods sold. The company has historically recorded certain shipping and handling costs as a reduction of gross sales, in accordance with common industry practice at the time. To comply with the EITF consensus, the company reclassified shipping and handling costs to cost of goods sold for all periods presented. There was no effect on the company's consolidated statements of financial position, net income or cash flow. Prior year financial statements have been reclassified to conform to the requirements of EITF 00-10. Shipping and handling expenses were $186 million, $194 million and $151 million in 2001, 2000, and 1999, respectively.

In July 2001, the FASB approved for issuance Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. The Poly-Matrix acquisition has been accounted for under Statement No. 141. Under Statement No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least on an annual basis.

Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142. The company was required to adopt the provisions of Statement No. 141 immediately. The company is required to adopt Statement No. 142 no later than November 1, 2002. As of October 31, 2001, Westvaco has unamortized goodwill in the amount of $565 million. Because of the extensive effort needed to comply with adopting Statement No. 142, it is not practicable to reasonably estimate the impact of adopting this Statement on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However the company expects that annual amortization expense of approximately $14.0 million will be significantly lower.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. Statement No. 144 supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The company does not anticipate any immediate financial statement impact with the adoption of this statement.

E. Other income [expense]
Components of other income (expense) are as follows:

In thousands	2001	2000	1999
Gains [losses] on sales of plant, equipment
and timberlands	$37,683	$26,822	$17,891
Interest income	11,511	28,417	15,115
Foreign currency transaction gains [losses]	[1,229]	[917]	[3,601]
Other, net	185	2,618	[21]
	$48,150	$56,940	$29,384
	======	======	======

F. Research and development
Expenditures of $47,498,000 (2000-$49,527,000, 1999-$47,321,000) were expensed as incurred.

G. Income taxes
 Income before provision for income taxes consisted of:

In thousands	2001	2000	1999
U.S.	$ 51,578	$354,387	$113,350
Non U.S.	66,932	49,185	34,626
	$118,510	$403,572	$147,976
	=======	========	========

The provision for income taxes is composed of:

In thousands	2001	2000	1999
Current:
Federal	$[20,913]	$38,112	$ 4,430
State	[4,278]	7,622	[4,634]
Foreign	11,896	8,252	4,718
	[13,295]	53,986	4,514
Deferred:
Federal	34,428	85,750	43,254
State	4,690	7,923	[15,366]
Foreign	4,477	1,241	4,398
	43,595	94,914	32,286
	$ 30,300	$148,900	$ 36,800
	=======	=======	=======

The net deferred income tax liability at October 31, 2001 and 2000 includes the following components:

In thousands	2001	2000
Current deferred tax assets:
Employee benefits	$ 21,356	$ 19,321
Other	41,643	38,078
	62,999	57,399
Noncurrent deferred tax assets:
Alternative minimum tax carryforward	127,718	111,983

Noncurrent deferred tax liabilities:
Depreciation	715,117	686,517
Pension and other employee benefits	247,985	199,421
State and local taxes	100,144	98,133
Identifiable intangibles	34,961	-
Other	37,295	35,651
	1,135,502	1,019,722
Total net deferred tax liability	$ 944,785	$ 850,340
	========	========

The differences (expressed as a percentage of pretax income) between the U.S. statutory federal income tax rate and the effective income tax rate as reflected in the accompanying "Consolidated Statements of Income" are:

	2001	2000	1999
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes	0.2	2.5	[8.8]
Foreign income at other than U.S. rates*	[9.7]	[1.7]	[1.3]
Goodwill	4.5	0.9	-
Research credit	[3.4]	[0.2]	-
Resolution of domestic prior years tax issues	[2.8]	[0.1]	[0.9]
Other, net	1.8	0.5	0.9
Effective tax rate	25.6%	36.9%	24.9%

* includes amounts resulting from resolution of prior years tax issues

At October 31, 2001, for tax purposes, the company had available $128 million of alternative minimum tax credit carryforwards, which do not expire under current laws. At October 31, 2001 the company had available $3.6 million of foreign tax credit carryforwards, which, if unused, will expire in fiscal years 2002 to 2005.

Provision has not been made for income taxes which would become payable upon remittance of $193 million of the October 31, 2001 undistributed earnings of certain foreign subsidiaries representing that portion of such earnings which the company considers to have been indefinitely reinvested in the subsidiaries, principally in Brazil. Computation of the potential deferred tax liability associated with these undistributed earnings is not practicable. Current deferred taxes of $62,999,000 (2000-$57,399,000) are included in "Prepaid expenses and other current assets."

H. Current assets
Marketable securities of $18,071,000 (2000-$22,032,000) are valued at cost, which approximates market value. Trade receivables have been reduced by allowances for discounts and doubtful accounts of $16,107,000 (2000-$17,615,000). Receivables also include $46,516,000 from sources other than trade (2000-$15,915,000) relating to income taxes, by-product sales and other items. Inventories at October 31 are composed of:

In thousands	2001	2000
Raw materials	$ 82,120	$ 73,064
Production materials, stores and supplies	79,595	78,824
Finished and in-process goods	264,650	181,396
	$426,365	$333,284
	=======	=======

If inventories had been valued at current cost, they would have been $565,484,000 in 2001 (2000-$469,456,000). Inventories valued on the LIFO basis were $273,136,000 in 2001 (2000-$202,419,000).

I. Interest capitalization
In 2001, $214,956,000 of interest cost was incurred (2000-$197,671,000, 1999-$132,428,000) of which $7,317,000 was capitalized (2000-$5,526,000, 1999-$8,890,000).

J. Accounts payable and accrued expenses
Accounts payable and accrued expenses at October 31:

In thousands	2001	2000
Accounts payable:
Trade	$139,346	$156,398
Other	35,181	34,914
Accrued expenses:
Taxes, other than income	34,478	33,600
Interest	57,336	52,824
Payroll and employee benefit costs	130,016	125,407
Accrued rebates	30,687	29,776
Other	84,617	90,268
	$511,661	$523,187
	=======	=======

K. Cash flows
Changes in assets and liabilities are as follows: In thousands	2001	2000	1999
[Increase] decrease in:
Receivables	$ 22,791	$ [15,594]	$ [41,054]
Inventories	[66,575]	[788]	24,545
Prepaid expenses and other current assets	[5,751]	1,898	[1,148]
Other non-current assets	[15,720]	-	-

Increase [decrease] in:
Accounts payable and accrued expenses	[46,752]	38,960	24,766
Income taxes payable	3,554	829	[9,686]
	$ [108,453]	$ 25,305	$ [2,577]
	========	========	=======

Reconciliation of capital expenditures on a cash basis:

In thousands	2001	2000	1999
New investment in plant and timberlands	$296,371	$212,263	$232,292
Less: debt assumed	[8,969]	[260]	[158]
net change in related current liabilities	2,969	1,973	[3,255]

Cash additions to plant and timberlands	$290,371	$213,976	$228,879
	=======	========	========

Cash payments for interest, excluding amounts capitalized, were $209,243,000 in 2001 (2000-$167,145,000, 1999-$112,066,000). Cash payments for income taxes were $2,721,000 in 2001 (2000-$40,203,000 1999-$12,108,000).  Dividends declared and paid were $.88 per share for 2001, 2000 and 1999.

L. Leasing activities and other commitments
The company leases a variety of assets for use in its operations. Leases for administrative offices, converting plants and storage facilities generally contain options which allow the company to extend lease terms for periods up to 25 years, or to purchase the properties. Certain leases provide for escalation of the lease payments as maintenance costs and taxes increase.  The company has no significant capital lease liabilities. Minimum rental payments under operating leases that have noncancellable lease terms in excess of 12 months are as follows:

In thousands	Operating leases
2002	$40,035
2003	31,975
2004	25,089
2005	19,852
2006	15,386
Later years	60,589
Minimum lease payments	$192,926
========

Rental expense under operating leases was $54,838,000 in 2001 (2000-$48,411,000, 1999-$38,412,000).  At October 31, 2001, commitments required to complete currently authorized capital projects are approximately $203,000,000.

M. Long-term debt
Long-term debt consists of the following at October 31:

In thousands	2001	2000
Notes:
6.85%, due 2004	$ 200,000	$ 200,000
7.10%, due 2009	208,946	200,000
8.40%, due 2007	200,000	200,000
Floating rate, due 2003	200,000	200,000
Debentures:
7.95%, due 2031	300,000	-
8.20%, due 2030	400,000	400,000
9.65%, due 2002	100,000	100,000
9 3/4%, due 2020	100,000	100,000
Sinking Fund Debentures:
7%, due 2004-2023	150,000	150,000
7 1/2%, due 2008-2027	150,000	150,000
7.65%, due 2008-2027	150,000	150,000
7.75%, due 2004-2023	150,000	150,000
8 1/8%, due 2001-2007	-	14,750
8.30%, due 2003-2022	125,000	125,000
Pollution Control Revenue Bonds:
5.85-6.65%, due 2004-2018	26,620	26,620
5 7/8-5.9%, due 2002-2003	4,875	6,740
5 7/8-6.2%, due 2002-2007	10,930	11,480
5.9-6.2%, due 2004-2008	5,900	5,900
6 3/8%, due 2026	5,740	5,740
8 1/4%, due 2001-2010	-	3,995
9 1/8-9.6%, due 2006-2015	10,100	10,100
10 1/2%, due 2004	1,500	1,500
Industrial Revenue Bonds:
7-7.67%, due 2002-2027	94,145	94,530
Floating rate, due 2002-2014	44,383	46,123
Economic Development Bonds:
8 3/4%, due 2002-2010	4,080	4,190
Notes payable and other	191,115	360,104
	2,833,334	2,716,772

Less installments due within one year	[172,867]	[30,098]

Long-term debt	$2,660,467	$2,686,674
	========	========

Outstanding debt maturing in the next five years are (in millions); 2002-$172.9; 2003-$264.9; 2004-$246.6; 2005-$48.9, 2006-$40.9.

The company has a revolving credit agreement for $500 million that expires November 16, 2005. Borrowings under the agreement may be in unsecured domestic or Eurodollar notes and may be at rates approximating prime or the London Interbank Offered Rate (LIBOR), at the company's option. There is a nominal commitment fee on the unused funds. These facilities are used to support commercial paper borrowings. The revolving credit agreement contains financial covenants relating to the limiting the ratio of total debt to total capitalization to 0.55 to 1. There were no borrowings under this facility during 2001 or 2000. Included in "Notes payable and other" in the prior table are short-term borrowings amounting to $30 million, which have been classified as long-term obligations. These borrowings have repayment terms that can be extended under the loan agreement and are intended to be outstanding more than one year.

At October 31, 2001 and 2000, the company had $30,000,000 and $270,000,000 of commercial paper outstanding, respectively. The maximum amounts of combined commercial paper outstanding during the years ended October 31, 2001 and 2000, were $380,000,000 and $440,000,000, respectively. The average amount of commercial paper outstanding during the years ended October 31, 2001 and 2000, were $14,664,000 and $21,512,000, respectively. For 2001 and 2000, the average interest rates for these borrowings were 6.05% and 6.42%.

In February 2001, the company issued $300 million of 7.95% thirty-year notes in part to repay existing debt and for working capital purposes.

At October 31, 2001, the book value of financial instruments included in long-term debt was $2,833,334,000 (2000-$2,716,772,000), and the fair value was estimated to be $2,973,303,000 (2000-$2,627,696,000). The difference between book value and market value is derived from the difference between the period-end market interest rate and the stated rate for the company's long-term debt. The company has estimated the fair value of financial instruments based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

N. Financial instruments

Prior to the 2001 third quarter the company had no derivative instruments. In the third quarter of 2001, the company initiated the use of an interest rate swap agreement to hedge the interest rate characteristics (risks) of a portion of its outstanding fixed rate debt. The company's goal is to create a prudent balance between fixed and floating rates. The hedge qualifies as a fair value hedge under the Statement No. 133 criteria. The company, at inception, formally designates and documents the instruments as hedges of specific underlying exposures, and documents the risk management objective and strategy for each hedge transaction. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a fair value-hedge, along with the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in the current-period earnings. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged.

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

At October 31, 2001, Westvaco had an interest rate swap contract to pay variable rates of interest based on six-month LIBOR plus 1.115%, (currently 4.875%) and receive fixed rates of interest of 7.1% on $100 million notional amount of indebtedness. This resulted in approximately 16% of Westvaco's debt subject to variable interest rates at October 31, 2001. The company has designated this derivative instrument as a fair value hedge. The $100 million notional amount of outstanding contracts will mature during 2009. As of October 31, 2001, the company has recorded the fair value of the derivative instrument asset of $8.9 million in other assets in the consolidated balance sheet. During the current year, the interest rate swap was an effective hedge and therefore required no charge to earnings under Statement No. 133. At October 31, 2000, Westvaco did not have any interest rate swap contracts.

O. Shareholders' equity
During 2001, the company repurchased 60,000 shares (2000-80,000, 1999-460,000) of company stock under a repurchase program authorized in 1997 by the Board of Directors. The program was initiated to satisfy issuances under the company's stock option plans. There were no purchases in 1999, 2000 or 2001 under the stock repurchase program authorized in 1987 by the Board of Directors.

At October 31, 2001, there were 44,170 shares of nonvoting $100 par value cumulative preferred stock authorized and 10 million shares of preferred stock without par value authorized and available for issue.  Pursuant to a Rights Agreement approved by the company's Board of Directors in 1997, in the event a person or group were to acquire a 15% or greater position in Westvaco, each right would entitle its holder (other than the acquiror) to buy that number of shares of common stock of Westvaco which, at the time of the 15% acquisition, had a market value of two times the exercise price of the rights. If, after the rights have been triggered, an acquiring company were to merge or otherwise combine with Westvaco, or Westvaco were to sell 50% or more of its assets or earning power, each right would entitle its holder (other than the acquiror) to buy that number of shares of common stock of the acquiring company which, at the time of such transaction, would have a market value of two times the exercise price of the rights. The rights have no effect on earnings per share until they become exercisable. The rights expire in December 2007.

On August 28, 2001, the Rights Agreement was amended in connection with the merger of Mead to provide that none of the entities involved in the merger transaction would be deemed an acquirer for the purposes of the Rights Agreement, and to provide that the Rights would expire immediately prior to the merger.

P. Stock option plans
At October 31, 2001, the company had five stock option plans. The 1983 and 1988 Stock Option and Stock Appreciation Rights Plans, 1995 Salaried Employee Stock Incentive Plan and the 1999 Salaried Employee Stock Incentive Plan provide for the granting of up to 4,725,000, 4,500,000, 4,837,500 and 5,000,000, respectively, of stock options and stock appreciation rights to key employees. The 1995 Non-Employee Director Stock Incentive Plan provides for the granting of up to 112,500 stock options and stock appreciation rights to outside directors. For the employee plans, stock options may be granted with or without stock appreciation rights and are granted at market value. Except for grants to employees of the company that are employed in countries that do not allow local employees to hold stock options of companies domiciled in other countries, no new grants for stock appreciation rights were awarded during 2001. They are exercisable after a period of six months to one year and expire not later than ten years from the date of grant. Under each employee plan, stock options may be granted with or without limited stock appreciation rights, which are exercisable upon the occurrence of certain events related to changes in corporate control. The proposed Mead merger does not cause such rights to be exercisable. In 1999, nearly all outstanding limited stock appreciation rights that had previously been granted to employees were cancelled or surrendered.

The company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in accounting for its plans. If compensation cost for the company's stock options had been determined based on the fair value method of Statement No. 123, Accounting for Stock-Based Compensation, the company's net income and net income per share would have been reduced to the unaudited pro forma amounts as follows:

In thousands, except per share
Net income	2001	2000	1999
As reported	$88,210	$245,869	$111,176
Pro forma -unaudited	82,093	240,774	107,924

Income per share - basic
As reported	$.87	$2.44	$1.11
Pro forma -unaudited	.81	2.39	1.08

Income per share - diluted
As reported	$.87	$2.44	$1.11
Pro forma -unaudited	$.81	2.39	1.07

In determining the fair value of options for pro forma purposes, the company used the Black-Scholes option pricing model and assumed the following for options granted in 2001, 2000 and 1999, respectively: risk-free interest rate of 5.61%, 6.13% and 4.72%; dividend yield of 3.15%, 2.87% and 3.05%; an expected option life of six years for each year; and an expected volatility of 25%, 22% and 20% for each year. The weighted average fair values of the options granted during 2001, 2000 and 1999 were $7.05, $7.65 and $5.34 per share, respectively.

The following table summarizes activity in the plans for 2001, 2000 and 1999:

		Weighted average
	Options	exercise price
Outstanding at October 31, 1998	5,138,841	$26.49
Granted	1,001,655	28.78
Exercised	[466,169]	22.31
Cancelled	[19,527]	26.71
Outstanding at October 31, 1999	5,654,800	27.24
Granted	1,079,455	30.63
Exercised	[514,611]	24.48
Cancelled	[9,087]	27.33
Outstanding at October 31, 2000	6,210,557	28.08
Granted	1,406,280	27.91
Exercised	[293,279]	23.40
Cancelled	[_90,427]	26.61
Outstanding at October 31, 2001	7,233,131	28.25
	=======

The following table shows various information about stock options outstanding at October 31, 2001:

Range of exercise prices
	$18.29 -	$25.06 -	Over
	$24.25	$27.50	$27.50	Total
Number outstanding	576,972	2,274,414	4,381,745	7,233,131
Weighted average price	$23.73	$26.41	$29.80	$28.25
Weighted average remaining life (in years)	1.35	4.31	7.73	6.14
Number exercisable	576,972	2,274,414	2,995,590	5,846,976
Weighted average price	$23.73	$26.41	$30.68	$28.33

There were 3,084,012 shares available for grant as of October 31, 2001 (2000-4,401,265, 1999-5,476,570). At October 31, 2001, 483,568 outstanding options had related limited stock appreciation rights and 41,000 stock appreciation rights were outstanding. The company measures compensation expense related to the stock appreciation rights at the end of each period as the amount by which the quoted market value of the shares of the company's stock covered by a grant exceeds the option price specified under the plan and accrues such amount as a charge to expense over the periods the employee performs the related services. Changes in the quoted market value are reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur. For all periods presented, the expenses related to stock appreciation rights have not been material. There have been no exercises of stock appreciation rights in 2001, 2000 and 1999.

Q. Employee retirement, postretirement and postemployment benefits

Pension and retirement plans
The company provides retirement benefits for substantially all domestic employees under several noncontributory trusteed plans and also provides benefits to employees whose retirement benefits exceed maximum amounts permitted by current tax law under an unfunded benefit plan. Benefits are based on a final average pay formula for the salaried plans and a unit benefit formula for the hourly paid plans. Prior service costs are amortized on a straight-line basis over the average remaining service period for active employees. Contributions are made to the funded plans in accordance with ERISA requirements.  Plan assets are comprised mainly of listed stocks, including $61,283,000 of company stock, money market and fixed income investments.

The 2001 net pension credit relating to employee pension and retirement benefits was $134,939,000 (2000-$108,247,000, 1999-$82,280,000). The net pension credit reflects cumulative favorable investment returns on plan assets. The components of the net pension credit for 2001, 2000 and 1999 are as follows:

In thousands	2001	2000	1999
Service cost-benefits earned during the period	$ 32,810	$ 28,638	$ 28,966
Interest cost on projected benefit obligation	79,590	74,199	71,714
Expected return on plan assets	[216,719]	[187,501]	[171,223]
Net transition asset	[6,448]	[6,940]	[6,940]
Amortization of prior service cost	6,680	5,498	5,473
Net gain	[30,852]	[22,141]	[10,270]
Net pension credit	$[134,939]	$ [108,247]	$ [82,280]

Additional minimum liability	$ [5,092]	$ -	$ -

Postretirement benefits
The company provides life insurance for substantially all retirees and medical benefits to certain retirees in the form of cost subsidies until medicare eligibility is reached and to certain other retirees, medical benefits up to a maximum lifetime amount. None of these benefits are funded. The components of net periodic postretirement benefits cost for the fiscal years ended October 31, 2001, 2000 and 1999 are as follows:

In thousands	2001	2000	1999
Service cost-benefits earned during the period	$1,200	$1,300	$1,200
Interest cost	1,300	1,300	1,200
Net amortization	[600]	[900]	[1,100]
Net periodic postretirement benefits cost	$1,900	$1,700	$1,300

The changes in the consolidated prepaid pension asset for defined benefit plans and the accrued postretirement benefit obligation are shown below. The net prepaid pension cost, from the following table, is included in Other assets, except for an obligation of $33 million for an unfunded excess benefit plan, which is recorded as a long-term liability. For plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $54 million, $33 million and $0 million, respectively.

The following table sets forth the funded status of the plans and amounts recognized in the "Consolidated Balance Sheets" at October 31, based on a valuation date of July 31:

In thousands	Pension and retirement benefits		Postretirement benefits
	2001	2000	2001	2000
Change in benefit obligation
Benefit obligation at beginning of year	$1,204,159	$1,123,389	$19,600	$19,900
Service cost	32,810	28,638	1,200	1,300
Interest cost	79,590	74,199	1,300	1,300
Actuarial gain [loss]	70,429	718	1,200	[500]
Plan amendments	29,022	20,631	-	-
Foreign currency exchange rate changes	59	-	-	-

Employee contributions	161	-	-	-
Acquisitions	2,201	9,662	600	-
Termination benefits	1,808	-	-	-
Benefits paid	[58,653]	[53,078]	[2,800]	[2,400]
Benefit obligation at end of year	$1,361,586	$1,204,159	$21,100	$19,600

Change in plan assets
Fair value of plan assets at beginning of year	$2,753,713	$2,614,295	$ -	$ -
Actual return on plan assets	[157,572]	179,787	-	-
Company contributions	2,074	1,905	2,800	2,400
Acquisitions	2,500	10,804	-	-
Foreign currency exchange rate changes	55	-	-	-
Employee contributions	161	-	-	-
Benefits paid	[58,653]	[53,078]	[2,800]	[2,400]
Fair value of plan assets at end of year	$2,542,278	$2,753,713	$ -	$ -

Funded status of the plans	$1,180,692	$1,549,554	$[21,100]	$[19,600]
Unrecognized net actuarial gain	[511,131]	[986,706]	[5,000]	[6,800]
Unrecognized prior service cost [credit]	84,494	62,151	-	-
Unrecognized net transition obligation	[2,578]	[9,026]	-	-
Net prepaid pension asset [liability]	$ 751,477	$ 615,973	$[26,100]	$[26,400]
Prepaid benefit cost	$ 779,444	$ 641,665	$ -	$ -
Accrued benefit liability	[33,059]	[25,692]	[26,100]	[26,400]
Additional minimum liability	5,092	-	-	-
Total recognized	$ 751,477	$ 615,973	$[26,100]	$[26,400]

The assumptions used in the measurement of the company's benefit obligations are as follows:
	2001	2000	1999
Pension and retirement benefits
Discount rate	6.50%	6.75%	6.75%
Expected return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	5.00%	5.00%	5.00%

Postretirement benefits
Discount rate	6.50%	6.75%	6.75%
Rate of compensation increase	5.00%	5.00%	5.00%

The annual rate of increase in health care costs was assumed at 10% for 2001 declining .5% per year until reaching 5% in 2011 and thereafter. The effect of a 1% increase in the assumed health care cost trend rate would increase the July 31, 2001 accumulated postretirement benefit obligation by $265,000 and the net postretirement benefits cost for 2001 by $66,000. The effect of a 1% decrease in the assumed health care cost trend rate would decrease the July 31, 2001 accumulated postretirement benefit obligation by $234,000 and the net postretirement benefits cost for 2001 by $60,000.

The company also has defined contribution plans that cover substantially all U.S. employees. Expense for company matching contributions under these plans was approximately $20.8 million in 2001, $24.6 million in 2000 and $18.0 million in 1999.

Postemployment benefits
The company provides limited postemployment benefits to former or inactive employees, including short-term disability, workers' compensation and severance.

R. Environmental and legal matters
Environmental expenditures that increase useful lives are capitalized, while other environmental expenditures are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The estimated closure costs for existing landfills based on current environmental requirements and technologies are accrued over the expected useful lives of the landfills.

The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. In addition, the company is involved in the remediation of certain other than CERCLA sites and has accrued approximately $12 million for remediation of these sites.

The company is involved in various legal proceedings and environmental actions, generally arising in the normal course of its business. Although the ultimate outcome of such matters cannot be predicted with certainty, the company does not believe that the outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on its consolidated financial position, liquidity or results of operations.

S.  Business segment information
Westvaco is a leading manufacturer of packaging, paper and chemicals serving both U.S. and international markets. The company's principal business segments, which account for the majority of sales, income and the asset base are:

The packaging segment manufactures, markets and distributes bleached paperboard, kraft paper and board and packaging for consumer products markets. These products are manufactured at three domestic mills and two mills located in Brazil; paper and board are converted into packaging products at plants located in the United States, Brazil and Europe. These products are sold primarily in the United States with additional markets located in Brazil, Europe, Asia and the Pacific Rim. In Brazil, Rigesa is a major producer of paperboard and corrugated packaging for the markets of that country. Operating results for Rigesa are subject to the economic conditions in Brazil, including its inflation and currency fluctuations.

The paper segment is engaged in the manufacturing and marketing of printing grade papers and envelopes. All of this segment's operations are in the United States. It operates two mills in the eastern half of the country and manufactures envelopes at nine domestic plants.

The chemical segment manufactures products at four domestic locations. Major product groups are: activated carbon products and services; printing ink resins and lignin-based surfactants; tall oil fatty acid, rosin and derivative products.

Corporate and other includes the company's forestry operations and income and expense items and activities not directly associated with segment operations, including corporate support staff services and related assets and liabilities.

The segments are measured on operating profits before restructuring charges, interest expense, income taxes, extraordinary items and cumulative effect of accounting changes, except for Rigesa in the packaging segment, whose operating profit includes interest income of $7.0 million in 2001 (2000- $10.0 million, 1999- $13.2 million) and interest expense of $3.3 million in 2001 (2000- $5.3 million, 1999- $4.6 million). The segments follow the same accounting principles described in the Summary of Significant Accounting Policies. Sales between the segments are recorded primarily at market prices. The 2001 restructuring charges of $56.9 million are related to the closure of the company's Tyrone mill, closure of components of the Consumer Packaging Group's Richmond and Memphis units and other asset writedowns. The 2001 restructuring charges related to packaging, paper and chemicals were $27.0 million, $28.7 million and $1.2 million, respectively. The 2000 restructuring charge of $27.2 million related to the expected decline in sales of folding cartons to U.S. tobacco markets and the gain of $11.2 million from the sale of the liquid packaging plant relate to the packaging segment. The 1999 restructuring charge following the completion of the company's strategic review related to packaging, paper and chemicals was $57.7 million, $21.2 million and $1.6 million, respectively.

No single customer accounts for 10% or more of consolidated trade sales in 2001, 2000 and 1999.

Total sales outside of the United States, including sales from the company's foreign operating subsidiaries, accounted for approximately $996,719,000 in 2001 (2000-$816,796,000 1999-$671,427,000). Export sales from the United States amounted to $562,350,000 in 2001 (2000-$590,807,000, 1999-$504,480,000). Income of foreign subsidiaries included in consolidated net income amounted to $50,887,000 in 2001 (2000-$49,185,000, 1999 $40,518,000).  Long-lived assets located outside the United States are $656,235,000 (2000-$518,272,000).  Long-lived assets located in the United States are $5,115,084,000 (2000-$4,987,954,000).

Financial information by business segment follows:

		Sales			Depreciation
		Inter-		Operating	and	Segment	Capital
(In millions)	Trade	Segment	Total	Profit	amortization	assets	expenditures
Year ended October 31, 2001
Packaging	$2,337.2	$ 2.3	$2,339.5	$165.0	$197.5	$3,812.7	$174.7
Rigesa	163.7	-	163.7	31.1	9.2	199.0	13.7
Packaging total	2,500.9	2.3	2,503.2	196.1	206.7	4,011.7	188.4
Paper	1,049.1	9.2	1,058.3	50.8	93.8	1,315.2	35.0
Chemical	327.8	20.0	347.8	62.9	20.6	298.6	14.4
Corporate and other	57.7	30.4	88.1	[191.3]	26.3	1,161.5	58.6
Total	3,935.5	61.9	3,997.4	118.5	347.4	6,787.0	296.4
Intersegment eliminations		[61.9]	[61.9]
Consolidated totals	$3,935.5	$ -	$3,935.5	$118.5	$347.4	$6,787.0	$296.4
Year ended October 31, 2000
Packaging	$2,085.3	$ 4.4	$2,089.7	$318.7	$161.9	$3,555.8	$104.6
Rigesa	174.9	-	174.9	32.5	10.8	285.1	13.6
Packaging total	2,260.2	4.4	2,264.6	351.2	172.7	3,840.9	118.2
Paper	1,205.6	20.2	1,225.8	140.6	96.7	1,383.7	39.7
Chemical	332.9	25.1	358.0	64.5	23.5	321.4	10.8
Corporate and other	57.8	39.1	96.9	[152.7]	21.0	1,023.9	43.6
Total	3,856.5	88.8	3,945.3	403.6	313.9	6,569.9	212.3
Intersegment eliminations		[88.8]	[88.8]
Consolidated totals	$3,856.5	$ -	$3,856.5	$403.6	$313.9	$6,569.9	$212.3

Year ended October 31, 1999
Packaging	$1,389.6	$ 4.0	$1,393.6	$ 165.3	$128.6	$2,043.5	$ 99.8
Rigesa	148.7	-	148.7	25.2	9.4	257.4	31.0
Packaging total	1,538.3	4.0	1,542.3	190.5	138.0	2,300.9	130.8
Paper	1,062.3	23.4	1,085.7	62.0	100.6	1,441.8	60.0
Chemical	307.1	20.6	327.7	52.5	23.8	314.7	18.1
Corporate and other	45.5	35.7	81.2	[157.0]	18.1	839.3	23.4
Total	2,953.2	83.7	3,036.9	148.0	280.5	4,896.7	232.3
Intersegment eliminations		[83.7]	[83.7]
Consolidated totals	$2,953.2	$ -	$2,953.2	$ 148.0	$280.5	$4,896.7	$232.3

T. Selected quarterly information [unaudited]

In thousands, except per share data

Quarter	2001[1]	2000[2]	1999[3]
Sales
First	$ 971,077	$ 841,930	$ 685,683
Second	966,894	955,162	715,667
Third	995,125	977,762	738,473
Fourth	1,002,386	1,081,688	813,395
Year	$3,935,482	$3,856,542	$2,953,218
	=======	========	========
Gross profit
First	$ 185,076	$ 175,433	$ 119,239
Second	168,581	211,288	127,052
Third	174,736	216,473	139,515
Fourth	182,948	244,740	176,907
Year	$ 711,341	$ 847,934	$ 562,713
	=======	========	========
Net income before extraordinary charge
First	$ 33,286	$ 50,225	$ 25,222
Second	18,529	70,168	27,295
Third	28,004	53,552	34,986
Fourth	8,391	80,727	23,673
Year	$ 88,210	$ 254,672	$ 111,176
	=======	========	========
Net income
First	$ 33,286	$ 50,225	$ 25,222
Second	18,529	61,365	27,295
Third	28,004	53,552	34,986
Fourth	8,391	80,727	23,673
Year	$ 88,210	$ 245,869	$ 111,176
	=======	========	========
Net income before extraordinary charge
Per common share - basic and diluted
First	$ .33	$ .50	$ .25
Second	.18	.70	.27
Third	.28	.53	.35
Fourth	.08	.80	.24
Year	$ .87	$2.53	$1.11
	====	====	====

Net income per common share- basic and diluted
First	$ .33	$ .50	$ .25
Second	.18	.61	.27
Third	.28	.53	.35
Fourth	.08	.80	.24
Year	$ .87	$2.44	$1.11
	====	====	====

1)

Second quarter 2001 results include a net pretax charge of $1.6 million, or $.01 per share, as a result of restructuring. Third quarter 2001 results include a pretax charge of $1.6 million, or $.01 per share, as the result of restructuring and a gain of $.05 cents per share to reflect a tax benefit adjustment. Fourth quarter 2001 results include a pretax charge of $53.7 million or $.33 per share for a restructuring plan, the impact of a LIFO (last in-first out) credit of $.07 and a gain of $.05 cents per share resulting from the resolution of prior year tax audits.

2)

Results for the 2000 second quarter include an extraordinary charge of $8.8 million after tax, or $.09 per share, from the retirement of higher coupon debt and a pretax gain of $11.2 million, or $.07 per share from the sale of a liquid packaging plant previously written down as part of the 1999 restructuring charge. Third quarter 2000 results include a pretax charge of $24.3 million, or $.16 per share, as a result of restructuring. Fourth quarter 2000 results include a pretax charge of $3.0 million, or $.02 per share, for restructuring and a pretax gain of $3.6 million, or $.04 per share, resulting from the sale of the company's equity interest in a foreign operation. Fourth quarter results also include a pretax LIFO provision of $9.0 million, or $.06 per share.

3)

Results for the 1999 fourth quarter include a pretax charge of $80.5 million, or $.49 per share, as a result of restructuring, and a $15.0 million tax benefit, or $.15 per share, resulting from a release of deferred taxes.

 RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the information and representations in the accompanying consolidated financial statements and related notes as well as all other financial information contained in this report. These financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and by necessity include some amounts determined using informed estimates and judgments.

Management is responsible for establishing and maintaining a system of internal control. The company's accounting systems include internal controls which management believes provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. In establishing the basis for reasonable assurance, management balances the cost of the internal controls with the benefits they provide. Additionally, it has long been the policy of the company to conduct its business affairs in accordance with high ethical standards, as set forth in the Westvaco Code of Conduct.

PricewaterhouseCoopers LLP, the company's independent accountants, were engaged to audit the consolidated financial statements and were responsible for conducting their audit in accordance with auditing standards generally accepted in the United States of America. The appointment of PricewaterhouseCoopers LLP as the company's independent accountants by the Board of Directors, on the recommendation of the Audit Committee, has been ratified each year by the shareholders. Their report immediately follows this statement.

The Audit Committee of the Board of Directors, composed solely of nonmanagement directors, meets regularly with the company's management, the internal audit director and the independent accountants to discuss accounting and financial reporting matters and the nature, scope and results of audits. The Audit Committee meets with the independent accountants both with and without the presence of management. The committee also meets with the company's general counsel to review the company's legal compliance program as well as significant litigation issues. The independent accountants and the internal audit director have full and free access to the Audit Committee.

John A. Luke, Jr.
Chairman, President and
Chief Executive Officer

Karen R. Osar
Senior Vice President and Chief Financial Officer

November 20, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of
Westvaco Corporation

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Westvaco Corporation and its subsidiaries at October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

New York, New York
November 20, 2001

ELEVEN - YEAR COMPARISON
Year ended October 31	2001		2000		1999		1998		1997	1996
EARNINGS In millions, except per share data
Sales	$3,935		$3,857		$2,953		$3,050		$3,152	$3,209
Net income before extraordinary charge
and cumulative effect of accounting changes	88		255		111		132		163	212
Net income	88	1	246	2	111	3	132	4	163	212
Net income per share - basic	0.87		2.44		1.11		1.30		1.60	2.09
Net income per share - diluted	0.87		2.44		1.11		1.30		1.58	2.07
Depreciation and amortization	347		314		280		281		269	240

COMMON STOCK
Number of common shareholders	19,070		19,000		19,070		20,140		20,240	20,760
Weighted average number
of shares outstanding [in millions]
Basic	101		101		100		101		102	102
Diluted	102		101		100		102		103	102
Cash dividends [in millions]	$89		$88		$88		$89		$90	$90
Per share:
Dividends	0.88		0.88		0.88		0.88		0.88	0.88
Book value	22.86		23.17		21.65		22.39		22.35	21.69

FINANCIAL POSITION In millions
Working capital	$315		$497		$313		$272		$400	$297
Current ratio	1.4		1.9		1.7		1.6		2.0	1.7
Plant and timberlands, net	$4,227		$4,197		$3,581		$3,802		$3,684	$3,354
Total assets	6,787		6,570		4,897		5,009		4,899	4,437
Long-term debt	2,660		2,687		1,427		1,456		1,449	1,097
Shareholders' equity	2,341		2,333		2,171		2,246		2,279	2,210
Debt to total capital	46%		46%		33%		34%		33%	28%

OPERATIONS
Primary production of paper, paperboard and market pulp
[tons, in thousands]	3,641		3,749		2,992		3,028		3,058	3,001
New investment in plant and
Timberlands [in millions]	$296		$212		$232		$420		$614	$511
Acres of timberlands owned [in thousands]	1,378		1,418		1,446		1,465		1,461	1,452
Employees	17,530		17,050		12,750		13,070		13,370	13,430

ELEVEN - YEAR COMPARISON
Year ended October 31	1995		1994		1993		1992		1991
EARNINGS In millions, except per share data
Sales	$3,448		$2,748		$2,471		$2,462		$2,425
Net income before extraordinary charge
and cumulative effect of accounting changes	283		104		57		136		137
Net income	281	5	104		104	6	136		137	7
Net income per share - basic	2.78		1.03		1.04		1.37		1.40
Net income per share - diluted	2.76		1.03		1.04		1.36		1.39
Depreciation and amortization	230		219		195		183		179

COMMON STOCK
Number of common shareholders	20,490		13,890		14,570		14,970		15,020
Weighted average number
of shares outstanding [in millions]
Basic	101		101		100		99		98
Diluted	102		101		101		100		99
Cash dividends [in millions]	$78		$74		$73		$73		$70
Per share:
Dividends	0.77		0.73	1/3	0.73	1/3	0.73	1/3	0.70	5/6
Book value	20.49		18.48		18.18		17.84		17.21

FINANCIAL POSITION In millions
Working capital	$358		$269		$244		$319		$310
Current ratio	1.8		1.7		1.7		1.9		2.0
Plant and timberlands, net	$3,140		$3,063		$3,078		$2,838		$2,675
Total assets	4,253		3,983		3,928		3,704		3,462
Long-term debt	1,093		1,180		1,223		1,051		955
Shareholders' equity	2,081		1,862		1,824		1,777		1,699
Debt to total capital	30%		34%		35%		32%		31%

OPERATIONS
Primary production of paper, paperboard and market pulp
[tons, in thousands]	3,105		2,848		2,626		2,595		2,587

New investment in plant and
timberlands [in millions]	$309		$207		$442		$352		$322

Acres of timberlands owned [in thousands]	1,453		1,453		1,462		1,468		1,483

Employees	14,300		14,170		14,440		14,520		14,440

1

2001 results include a net after-tax restructuring charge of $35.2 million, or $.35 per share, a credit of $11.5 million, or $.11 per share, for tax benefits related to audits and other adjustments, and an after-tax gain of$3.2 million, or $.03 per share, from the sale of a lease.

2

2000 results include a net after-tax restructuring charge of $11.2 million, or $.11 per share, an after-tax extraordinary charge of $8.8 million, or $.09 per share, for the extinguishment of higher interest rate debt and a gain of $3.6 million, or $.04 per share, from the sale of assets.

3	1999 results include an after-tax charge for restructuring of $49 million, or $.49 per share, and a credit of $15 million, or $.15 per share, for a release of deferred taxes.

4	1998 results include an after-tax charge for restructuring of $3 million, or $.03 per share.

5	1995 results include an after-tax extraordinary charge of $2 million, or $.02 per share, for the extinguishment of debt.

6

1993 results include income of $55 million, or $.55 per share, from the cumulative effect of accounting changes, a provision of $12 million, or $.12 per share, for the impact of an increase in the federal income tax rate, an extraordinary charge of $8 million, or $.07 per share, for the extinguishment of high interest rate debt and a charge for restructuring of $26 million, or $.26 per share.

7	1991 results include an after-tax charge for restructuring of $15 million, or $.16 per share.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

Not applicable.

Part III

Item 10. Directors and executive officers of the registrant
Directors Whose Terms Expire 2002 Name	Committees	Age	Westvaco Director Since

MICHAEL E. CAMPBELL	1, 2, 3 & 4	54	1998

Chairman, President and CEO, Arch Chemicals, Inc., since
1999. Executive Vice President, Olin Corporation,
1996-1999; Corporate Vice President and President,
Microelectronic Materials Division before becoming
Executive Vice President of Olin.

JOHN A. LUKE, JR.	3, 4 & 5	53	1989

Chairman, President and CEO, Westvaco Corporation, since
1996; President and CEO, 1992-1996. Director: American
Forest and Paper Association, The Bank of New York, The
Timken Company, and United Negro College Fund. Trustee:
Lawrence University, American Enterprise Institute for Public
Policy Research. Governor: National Council for Air and
Stream Improvement, Inc.

Directors Whose Terms Expire 2003 Name	Committees	Age	Westvaco Director Since
DR. THOMAS W. COLE, JR.	1, 2 & 3	60	1994
President, Clark Atlanta University, since 1989. Director: First Union Bank of Georgia, West Virginia Wesleyan College. Trustee: Knoxville College.

DAVID F. D'ALESSANDRO	1 & 4	50	2000

Chairman and CEO, John Hancock Financial Services, Inc.,
since 1998; Senior Executive Vice President in charge of
John Hancock's Retail Section 1991-1998. Director: John
Hancock Financial Services, Inc. Chairman of the Board of
Trustees: Wang Center for The Performing Arts.

RICHARD B. KELSON	1, 3 & 4	55	2001

Executive Vice President and Chief Financial Officer,
Alcoa, Inc., since l997; Executive Vice President and
General Counsel, Environment, Health and Safety, since 1994
Director: Pittsburgh Civic Light Opera.
Member: University of Pittsburgh Board of Visitors (School of Law). Trustee: Carnegie Mellon University Board of Trustees.

III-1

Directors Whose Terms Expire 2004 Name	Committees	Age	Westvaco Director Since
DOUGLAS S. LUKE	3, 4 & 5	60	1996

President and CEO, HL Capital, Inc., since l999, a private
investment company with diversified interests in marketable
securities and private equities. President and CEO, WLD
Enterprises, Inc. 1991-1998, a private investment company
with generally similar interests. Director: Regency Centers
Corporation. Trustee: National Outdoor Leadership
School (NOLS).

ROBERT C. McCORMACK	2, 4 & 5	62	2001

Founding Partner, Trident Capital, a private equity
investment firm since 1993. Assistant Secretary of the Navy
(Financial Management) and Comptroller of the Navy,
1990 - 1993. Director: Illinois Tool Works, Inc., The
Northern Trust Company, DeVry, Inc.

JANE L. WARNER	1, 3 & 4	54	1997

Managing Director, Global Automotive Industry Group EDS,
since 2000. Served as President, Kautex Textron, North
America, 1998-1999. Executive Vice President, Textron
Automotive Company, 1994-1999. Director: Kettering
University, Automotive Industry Action Group (AIAG),
Original Equipment Suppliers Association (AESA).

RICHARD A. ZIMMERMAN	1, 2 & 5	69	1989
Retired after serving as Chairman and CEO, Hershey Foods Corporation, 1985-1993. Director: Eastman Kodak Corporation, Stabler Companies, Inc. Trustee: United Theological Seminary.

	Board Committees	Chair
1	Audit (all non-employee directors)	Michael E. Campbell
2	Compensational non-employee directors)	Richard A. Zimmerman
3	Environment, Safety and Health	Thomas W. Cole, Jr.
4	Finance	Douglas S. Luke
5	Nominating and Governance	John A. Luke, Jr.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires reporting by directors and certain officers of the company concerning their holdings and transactions in Westvaco common stock. A review of the company's records indicates that all reports required under the Section 16(a) rules were filed in a timely manner during the fiscal year, except that an acquisition of Westvaco shares through the exercise of options by R. Scott Wallinger, Senior Vice President, was delayed in reporting for almost 16 days due to travel commitments.

III-2

Executive officers of the registrant

The following table sets forth certain information concerning the executive officers of Westvaco Corporation:

			Year in which
			service in present
Name	Age	Present position	Position began
John A. Luke, Jr.*	53	Chairman,	1996
		President and Chief Executive Officer	1992
James A. Buzzard	47	Executive Vice President	2000
David E. McIntyre**	61	Group Vice President	1999
Richard H. Block	61	Senior Vice President	2000
Richard N. Burton	53	Senior Vice President	1998
Oscar B. (Bo) Fears, Jr.	55	Senior Vice President	2000
Rita V. Foley	48	Senior Vice President	1999
Gilbert M. Gillespie	61	Senior Vice President	1998
James F. Jordan	54	Senior Vice President	1999
James L. Martin	63	Senior Vice President	1999
Karen R. Osar	52	Senior Vice President and	1999
		Chief Financial Officer
Linda V. Schreiner	42	Senior Vice President	2000
James E. Stoveken, Jr.	62	Senior Vice President and	1996
		Comptroller	1999
Samuel L. Torrence	61	Senior Vice President	1996
Benjamin F. Ward, Jr.	58	Senior Vice President	2001
R. Scott Wallinger	62	Senior Vice President	1987
Wendell L. Willkie, II	50	Senior Vice President and General Counsel	1996
William S. Beaver	50	Vice President	1996
		and Treasurer	1987
John W. Hetherington	63	Vice President,	1987
		Assistant General Counsel and Secretary	1978
Robert G. Crockett	41	Director of Communications	2001

*Director of Westvaco

**Retired November 1, 2001
Westvaco's officers are elected by the Board of Directors annually for one-year terms. Westvaco's executive officers have served in their present capacities for the past five years or longer with the following exceptions: James A. Buzzard, Senior Vice President, 1999, Vice President, 1992-1999; David E. McIntyre, Senior Vice President, 1998-1999, Vice President, 1996-1998; Richard H. Block, President and Chief Executive Officer of IMPAC Group, Inc., 1998-2000, President and Chief Executive Officer of AGI Inc., 1987-1998; Richard N. Burton, Vice President, 1994-1998; Oscar B. (Bo) Fears, Jr., Vice President and Manager of Consumer Packaging, 1998-2000, President and Managing Director of Rigesa, Ltda., 1996-1998; Rita V. Foley, Independent Consultant, 1998-1999, Executive Vice President Sales and Marketing, QAD, Inc., 1997-1998, Vice President, Digital Equipment Corporation, 1994-1997; Gilbert M. Gillespie, Vice President, 1990-1998; James F. Jordan, Vice President and Manager of Westvaco Worldwide, 1998-1999, Manager of Marketing and Administration for Westvaco Worldwide, 1991-1998; James L. Martin, Vice President and Assistant Division Manager of the Bleached Board Division, 1996-1999, President and Managing Director of Rigesa, Ltda., 1993-1996; Karen R. Osar, Vice President and Treasurer of Tenneco Inc., 1994-1999; Linda V. Schreiner, Manager of Strategic Leadership Development, 1999-2000, Senior Manager of Arthur D. Little, Inc., 1998-1999, Vice President of Signet Banking Corporation, 1988-1998; Benjamin F. Ward, Jr., Senior Vice-President, Calgon Carbon Corporation, 1997-2001, Robert G. Crockett, Manager, State Government Affairs (Virginia) special assignment 2000-2001, Regional Manager, Public Affairs 1997-1998, Manager, Public Affairs Bleached Board Division, 1988-1997.

III-3

No arrangements or understandings exist between any of Westvaco's officers and directors and any other person pursuant to which those officers or directors were selected to serve in their current position.

Item 11. Executive compensation

Summary Compensation Table

The following shows the compensation paid or accrued by Westvaco to or for each of its five most highly compensated executive officers for all periods during the fiscal year ended October 31, 2001.

	Annual Compensation				Long-term Compensation Awards
Name and Principal Position	Year*	Salary	Bonus(1)	Other Compensation (2)	Restricted Stock Award(3)	Options(#)	All Other Compensation (4)(5)
John A. Luke, Jr.	2001	$875,000		-	$298,185	155,000	$39,375
Chairman, President	2000	875,000	$500,000	-		120,000	74,250
and CEO	1999	875,000		-		95,000	39,375

David E. McIntyre	2001	$550,000		-		50,000	$24,750
Group Vice	2000	550,000	$300,000	$90,825		50,000	45,900
President	1999	491,667		71,086		45,000	22,125

James A. Buzzard Executive Vice President	2001 2000 1999	$450,000 341,667 250,000	$150,000 300,000 -	- - -		50,000 30,000 20,000	$27,000 34,650 11,250
Karen R. Osar** Senior Vice President and CFO	2001 2000	$450,000 441,923	$100,000 300,000	- -		35,000 25,000	$24,750 36,450

Richard H.	2001	$400,000	$132,813	-		40,000	$16,113
Block*** Senior Vice President	2000	133,333	100,000	-		-	-

* Fiscal years ended October 31.

**Joined Westvaco in November 1999.

***Joined Westvaco in July 2000.

  The awards for fiscal year 2001, except for Richard H. Block, were made by the Compensation Committee of the company's Board of Directors to recognize exemplary performance in connection with the pending MeadWestvaco merger. Richard H. Block's amount in fiscal year 2001 represents an employment retention bonus. The awards for 2000 represent the variable component of total annual compensation under the Westvaco Annual Incentive Plan.
  Other Compensation amounts paid to David E. McIntyre during fiscal year 2000 and 1999 was for temporary housing and relocation costs.

  III-4

  This represents the dollar value on January 16, 2002, of 10,300 shares of restricted stock granted to John A. Luke, Jr. by the Compensation Committee, in recognition of his outstanding service to the company regarding the negotiation of the MeadWestvaco merger during fiscal year 2001.
  For 2001, represents company contributions of $7,650 and $31,725 for John A. Luke, Jr.; $7,650 and $17,100 for David E. McIntyre; $7,650 and $19,350 for James A. Buzzard; and $6,188 and $18,562 for Karen R. Osar to the Savings and Investment Plan and the unfunded Savings and Investment Restoration Plan, respectively. The five executive officers named in the Summary Compensation Table hold interests equivalent to a total of 102,953 shares under such plans as of October 31, 2001.
  For 2001, represents contributions of $6,000 and $10,113 for Richard H. Block to the Westvaco unfunded Savings and Investment Restoration Plan and AGI 401-K and Profit-Sharing Plan, respectively.

Option/SAR Grants in the Fiscal Year Ended October 31, 2001
	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term(1)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price($/Sh)	Expiration Date	5%	10%
John A. Luke, Jr.	155,000	11.14%	$27.9063	11/28/2010	$2,720,249	$6,893,685
David E. McIntyre	50,000	3.59%	27.9063	11/28/2010	877,500	2,223,769
James A. Buzzard	50,000	3.59%	27.9063	11/28/2010	877,500	2,223,769
Karen R. Osar	35,000	2.52%	27.9063	11/28/2010	614,250	1,556,639
Richard H. Block	40,000	2.88%	27.9063	11/28/2010	702,000	1,779,016
All Optionees	1,391,280	100%	$27.9063	11/28/2010	$ 24,416,954	$61,877,716
All shareholders(3)					$1,797,447,258	$4,555,110,740
Optionees gain as % of all shareholder gain					1.36%	1.36%
  The dollar amounts under these columns are not intended to and may not accurately forecast possible future appreciation, if any, of Westvaco's common stock price. These are purely hypothetical amounts resulting from calculations at the 5% and 10% rates required by the Securities and Exchange Commission.
  All options are granted at market value on the date of grant and become exercisable twelve months from the date of grant.
  As of October 31, 2001, there were 102,418,688 shares of common stock outstanding. The calculations shown are based on the assumed rates of appreciation, compounded annually, from the stock's fair market value of $27.9063 on November 28, 2000, when the above options were granted.

III-5

Aggregated Option Exercises in Last Fiscal Year
and October 31, 2001 Option Values
Name	Shares Acquired on Exercise	Value Realized(1)	Number of Securities underlying unexercised Options At October 31, 2001(2) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options At October 31, 2001(2) Exercisable/Unexercisable
John A. Luke, Jr.	30,000	$228,429	696,247/155,000	$140,750/0
David E. McIntyre	-	-	145,000/50,000	0/0
James A. Buzzard	-	-	112,497/50,000	14,449/0
Karen R. Osar	-	-	25,000/35,000	0/0
Richard H. Block	-	-	0/40,000	0/0

  The value realized on stock option exercises represents the difference between the grant price of the options and the market price of the shares of underlying stock as of the date of exercise multiplied by the number of options exercised. All grants are made at the fair market value of the stock on the date of grant.

  The value of unexercised in-the-money options represents the difference between the grant price of the options and the market price of $24.82 at October 31, 2001, multiplied by the number of in-the-money options outstanding.

Pension Plan Table Fiscal Year 2001
	Years of Service
Remuneration	5	15	25	30	35	40
400,000	27,500	82,600	137,700	165,300	192,800	220,400
560,000	39,000	116,900	194,900	233,900	272,800	311,800
720,000	50,400	151,200	252,000	302,400	352,900	403,300
880,000	61,800	185,500	309,200	371,000	432,900	494,700
1,040,000	73,300	219,800	366,300	439,600	512,900	586,200
1,200,000	84,700	254,100	423,500	508,200	592,900	677,600

The corporation's contributions to its Retirement Plan for Salaried Employees are computed on an aggregate actuarial basis with no specific allocation of contributions to individuals. The table above shows the approximate annual retirement benefits net of social security benefits that would be received under current plan provisions based upon the noted compensation levels and years of service. As of December 31, 2001, the executive officers named in the Summary Compensation Table set forth on page III-4 will have the following years of credited service: John A. Luke, Jr., 22.7; Richard A. Block, 1.5; James A. Buzzard, 23.6; David E. McIntyre, 9.7; and Karen R. Osar, 2.2. The amounts of covered compensation under the Plan during 2001 for each of the individuals named in the Summary Compensation Table were approximately the same as set forth in the salary and bonus columns of that table.

III-6

These approximated annual retirement benefits have been calculated under the plan's 50% joint and survivor annuity form of pension and on the assumption of retirement benefits beginning at age 62 or age 65. To the extent that an employee's retirement benefit as computed in accordance with the plan exceeds maximum amounts permitted under the Internal Revenue Code, the difference will be paid by Westvaco under an unfunded benefit plan approved by the Board of Directors.

Benefit Assurance Trusts. The company has entered into four benefit assurance trusts in connection with the company's unfunded benefit plans in order to preserve the benefits earned under the plans in the event of a significant change in corporate structure. Upon the occurrence of any potentially significant change in corporate structure, the company will contribute additional funds to the trusts which will be sufficient to pay, in accordance with the terms of the plans, the benefits authorized under the plans. If the funds in the trusts are insufficient to pay amounts due under the plans, the company remains obligated to pay any deficiency.

Severance Pay Plans
Westvaco has formal severance pay plans for salaried employees who are involuntarily terminated as a result of normal business occurrences (job elimination and discharge) for reasons other than gross misconduct. The plans provide severance pay ranging from 2 weeks to 104 weeks of an employee's salary (including any incentive compensation). The maximum benefit ranges from 26 weeks to 104 weeks. Terminated employees also receive unused and vested vacation pay. An employee may continue medical, dental, disability, accidental death and dismemberment and life insurance coverage for a specified period of time. The executive officers named in the Summary Compensation Table set forth on page III-4, would be eligible for severance benefits should they experience a job elimination or be discharged.

Executive Agreements
The Board of Directors has authorized employment agreements with the executive officers named in the Summary Compensation Table and with certain other executive officers. These agreements provide that in the event a Change-of-Control of Westvaco occurs during the term of an agreement, then the agreement becomes operative for a fixed three-year period. Each agreement provides generally that the executive's terms and conditions of employment (including position, location, compensation and benefits) will not be adversely changed during the three-year period after a Change-of-Control of the company. Generally, if the company terminates the executive's employment (other than for cause, death or disability), or if the executive terminates for good reason during such three-year period, the executive is entitled to receive (i) three times (a) the executive's annual base salary plus (b) the executive's annual bonus amount (as determined pursuant to the agreement); (ii) accrued but unpaid compensation; (iii) welfare benefits for three years; and (iv) a lump sum payment having an actuarial present value equal to the additional pension benefits the executive would have received if he or she had continued to be employed by the company for an additional three years. In addition, the executive is entitled to receive a payment in an amount sufficient to make the executive whole for any excise tax on excess parachute payments imposed under Section 4999 of the Internal Revenue Code of 1986, as amended.

III-7

Director Compensation

Annual Board Retainer	$30,000
Board Meeting Attendance Fee	$ 1,000
Committee Meeting Attendance Fee	$ 1,000
Annual Option Grant (Shares)	1,500

Only directors who are not employees of the corporation receive a retainer and meeting fees. A retirement plan for non-employee directors was terminated in 1997, preserving only benefits already accrued.

Compensation Committee Interlocks and Insider Participation
No employee of the company served as a member of the Compensation Committee or as a member of the compensation committee of the board of any company where an executive officer of such company is a member of the Compensation Committee.

Item 12. Security ownership of certain beneficial owners and management
On December 10, 2001, there were outstanding 102,505,216 shares of Westvaco common stock. The following persons are those persons known to the registrant to be beneficial owner (as defined for certain purposes by the Securities and Exchange Commission) of more than 5% of the company's common stock. The number of shares was obtained in each case from public filings.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Shares *	Percent Of Class*
AXA Financial, Inc.	13,044,737	12.73%
1290 Avenue of the Americas
New York, NY 10104

Capital Research & Management	11,347,300	11.07%
333 South Hope Street
Los Angeles, CA 90071-1406

*As of September 28, 2001

The Westvaco savings and investment plans for salaried and hourly employees held, as of October 31, 2001, a total of 15,673,808 shares, or 15% of the outstanding number of shares of the company's common stock, for which full voting rights are exercisable by members of the plans. As of that date, there were approximately 12,700 current or former employees of Westvaco and its subsidiaries participating in these plans.

III-8
OWNERSHIP BY OFFICERS AND DIRECTORS

Name	Total Shares Beneficially Owned(1)	Percent of Shares	Shares subject to Beneficial Ownership(1)
Directors
Michael E. Campbell	5,500	*	4,500
Dr. Thomas W. Cole, Jr.	10,500	*	10,500
David F. D'Alessandro	1,500	*	1,500
Richard B. Kelson (2)	294	*
Douglas S. Luke	56,007	*	7,500
Robert C. McCormack (2)	2,000	*
Jane L. Warner	7,200	*	5,200
Richard A. Zimmerman	13,850	*	10,500

Named Executive Officers
John A. Luke, Jr.	973,906	*	851,247
Richard H. Block	40,000	*	40,000
James A. Buzzard	178,614	*	162,497
David E. McIntyre	198,797	*	195,000
Karen R. Osar	61,331	*	60,000
All Directors and Executive Officers as a Group	3,211,216	3%

*Less than 1% of Westvaco common stock.

Information concerning beneficial ownership of shares is as of December 10, 2001, the most recent practicable date. Includes the number of shares which such person has the right to acquire beneficial ownership as of December 10, 2001, and which such person will have the right to acquire beneficial ownership within sixty days thereafter.

Became a Westvaco director in May 2001.

III-9

Item 13. Certain relationships and related transactions

Certain Transactions
Michael E. Campbell, a director of Westvaco, is Chairman, President and CEO of Arch Chemicals. From the beginning of fiscal year 2001 through October 31, 2001, Westvaco purchased approximately $1,382,000 of materials from Arch Chemicals for use at its Evadale, Texas location. David F. D'Alessandro, also a Westvaco director, is Chairman and CEO of John Hancock Financial Services, Inc. Its wholly-owned subsidiary, Independence Investment Associates, Inc., manages a portion of the equity assets of Westvaco's pension plans. During fiscal year 2001, Independent Investment Associates received approximately $1,150,000 from the pension plans for investment management services. Freya Block, wife of Richard H. Block, a Senior Vice President of Westvaco Corporation, is President of Freya Block Design, Inc., which has performed architectural and interior design services at the offices of Westvaco and its subsidiaries in connection with several projects at a total cost of approximately $146,908 through October 31, 2001. The above transactions were in the ordinary course of business, at competitive prices, and independent of service on Westvaco's Board of Directors or as an executive officer of Westvaco.

III-10

Part IV

Item 14. Exhibits, financial statement schedules and reports on Form 8-K

(a) Documents filed as part of this report:

1.	Consolidated financial statements
The consolidated financial statements of Westvaco Corporation and consolidated subsidiaries listed below are included in Item 8

Consolidated statements of income for fiscal years
ended October 31, 2001, 2000 and 1999

Consolidated balance sheets at October 31, 2001 and 2000

Consolidated statements of shareholders' equity at
October 31, 2001, 2000 and 1999

Consolidated statements of cash flows for fiscal years
ended October 31, 2001, 2000 and 1999

Notes to financial statements

Report of independent accountants

2.	Consolidated financial statement schedules
All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes thereto contained herein.

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

10.c

Copies of Westvaco Corporation Savings and Investment Restoration Plan, as amended, effective January 1, 1990, and Retirement Income Restoration Plan and Excess Benefit Plan, as amended, effective January 1, 1990, previously filed as Exhibit 10(d) to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989, File No. 1-3013, and incorporated herein by reference.

10.d

Amendment to the Savings and Investment Restoration Plan, effective January 1, 1991, previously filed as Exhibit 10(e) to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991, File No. 1-3013, and incorporated herein by reference.

10.e

Amendment to the Savings and Investment Restoration Plan, effective October 1, 1995, previously filed as Exhibit 10(e) to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, File No. 1-3013, and incorporated herein by reference.

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

110.k

Employment Agreement dated as of January 27, 1999, by and between Westvaco Corporation and R. Scott Wallinger, previously filed as Exhibit 10(e) to the company's Quarterly Report on Form 10-Q for the three months ended January 31, 1999, File No. 1-3013, and incorporated herein by reference.

IV-2
10.l

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

10.q

The 1999 Salaried Employee Stock Incentive Plan, effective September 17, 1999, previously filed as Exhibit 99 to Registration Statement on Form S-8, File No. 33-87275, incorporated herein by reference.

10.r	Form of Indemnification Contract between the company and each of its officers and directors as listed in Part III.

10.s

The Westvaco Corporation Annual and Long-Term Incentive Plan effective November 28, 2000 previously filed as exhibit 10 (a) to the company's Quarterly Report on Form 10-Q/A for the three months ended April 30, 2001, File No. 1-3013, and incorporated herein by reference.

10.t

The Westvaco Corporation Annual and Long-Term Incentive Plan for Executives Exempt from Internal Revenue Code Section 162(m) effective November 28, 2000, previously filed as exhibit 10 (b) to the company's Quarterly Report on Form 10-Q/A for the three months ended April 30, 2001, File No. 1-3013, and incorporated herein by reference.

10.u

The Westvaco Corporation Deferred Compensation Plan effective March 1, 2001, previously filed as exhibit 10 (c) to the company's Quarterly Report on Form 10-Q/A for the three months ended April 30, 2001, File No. 1-3013, and incorporated herein by reference.

10.v

The Westvaco Corporation Severance Benefit Plan for Senior Executives effective March 1, 2001, previously filed as exhibit 10 (d) to the company's Quarterly Report on Form 10-Q/A for the three months ended April 30, 2001, File No. 1-3013, and incorporated herein by reference.

10.w

Amended and Restated Agreement and Plan of Merger, dated October 5, 2001, by and among MW Holding Corporation, Michael Merger Corporation, William Merger Sub corporation, The Mead Corporation and Westvaco Corporation, previously filed as Annex A to Registration Statement on Form S-4, File No. 333-71124, incorporated herein by reference.

21.	Subsidiaries of the registrant.

23.	Consent of independent accountants.

  Reports on Form 8-K.

A report on Form 8-K was filed on December 20, 2001 and is incorporated herein by reference. The contents of the report are summarized below:

Item 5.	Other Events -Westvaco issued a news release on November 20, 2001, announcing fourth quarter and fiscal year 2001 earnings.

Item 7.	Financial Statements and Exhibits

A report on Form 8-K was filed on September 12, 2001, and is incorporated herein by reference. The contents of the report are summarized below:

Item 5.

Other Events - Westvaco issued a news release on September 6, 2001, announcing that it will close packaging plants in Richmond, VA, and Memphis, TN, by mid-November. The company will further streamline its Richmond packaging operations by relocating equipment to other company facilities to gain efficiencies and to support the company's growth in targeted markets. These and other actions will result in an estimated $65 million pretax charge.

Item 7.	Financial Statements and Exhibits

A report on Form 8-K was filed on October 17, 2001, and is incorporated herein by reference. The contents of the report are summarized below:

Item 5.

Other Events: On October 16, 2001, Westvaco Corporation ("Westvaco") and The Mead Corporation ("Mead") issued a joint press release announcing that the statutory Hart-Scott-Rodino waiting period related to the proposed merger of the two companies has terminated.

Item 7.	Financial Statements and Exhibits
99.1 News release dated October 16, 2001

A report on Form 8-K was filed on October 18, 2001, and is incorporated herein by reference. The contents of the report are summarized below:

Item 5.

Other Events: The Mead Corporation ("Mead") and Westvaco Corporation ("Westvaco") have filed with the Securities and Exchange Commission a registration statement on Form S-4 on behalf of MW Holding Corporation containing a preliminary joint proxy statement/prospectus of Mead and Westvaco and other relevant documents concerning the proposed merger of Mead and Westvaco.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTVACO CORPORATION

(Registrant)

January 22, 2002  By    /s/  John A. Luke, Jr.

                            John A. Luke, Jr.
                           Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Luke, Jr.	Chairman, President,	January 22, 2002
John A. Luke, Jr.	Chief Executive Officer
and Director

/s/ Karen R. Osar	Senior Vice President	January 22, 2002
Karen R. Osar	(Principal Financial Officer)

/s/ James E. Stoveken, Jr.	Senior Vice President and Comptroller	January 22, 2002
James E. Stoveken, Jr.	(Principal Accounting Officer)

/s/ Michael E. Campbell	Director	January 22, 2002
Michael E. Campbell

/s/ Dr. Thomas W. Cole, Jr.	Director	January 22, 2002
Dr. Thomas W. Cole, Jr.

/s/ David F. D'Alessandro	Director	January 22, 2002
David F. D'Alessandro

/s/ Richard B. Kelson	Director	January 22, 2002
Richard B. Kelson

/s/ Douglas S. Luke	Director	January 22, 2002
Douglas S. Luke

/s/ Robert C. McCormack	Director	January 22, 2002
Robert C. McCormack

/s/ Jane L. Warner	Director	January 22, 2002
Jane L. Warner

/s/ Richard A. Zimmerman	Director	January 22, 2002
Richard A. Zimmerman